Form 10-Q
period 1996-03-31
HFB FINANCIAL CORP
filed 1996-05-14
CIK 892157

                                 UNITED STATES

                      SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C.  20549

                                   FORM 10-Q

                [X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


                 For the quarterly period ended March 31, 1996

                                      OR

            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                          Commission File No. 0-20956

                           HFB FINANCIAL CORPORATION

    A Tennessee Corporation                   I.R.S. Employer Identification
                                                      No. 61-1228266

          Address                                    Telephone Number
          -------                                    ----------------

   1602 Cumberland Avenue                             (606) 248-1095
Middlesboro, Kentucky  40965


Indicate by check mark whether the registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes  X     No    .
                                        ---       ---


The number of shares of the registrant's $1 par value common stock outstanding at March 31, 1996 was 637,296.



There are a total of 17 pages filed in this document.

                           HFB FINANCIAL CORPORATION

                                   I N D E X
                                   ---------


                                                                  PAGE NO.
                                                                  --------

PART I - FINANCIAL INFORMATION

  ITEM  1.  FINANCIAL STATEMENTS

            Consolidated Balance Sheets                               3

            Consolidated Statements of Earnings                       4

            Consolidated Statement of Stockholders' Equity            5

            Consolidated Statements of Cash Flows                   6-7

            Notes to Consolidated Financial Statements             8-10

  ITEM  2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
             FINANCIAL CONDITION AND RESULTS OF OPERATIONS        11-15


PART II - OTHER INFORMATION                                          16


SIGNATURES                                                           17

                           HFB FINANCIAL CORPORATION

                          Consolidated Balance Sheets
                                  (Unaudited)

                                                                                 March 31,           June 30,
                                                                              ------------        ------------
       Assets
Cash and cash equivalents                                                     $ 7,437,545          $ 4,010,205
Investment securities, available for sale, at market value
 (amortized cost of  $10,456,762 and $4,170,190 at March 31, 1996
 and June 30, 1995, respectively)                                              10,421,813            4,175,150
Investment securities, held to maturity, at amortized cost
 (including unrealized gain of $34,134 at March 31, 1996
  market value of $6,968,233 and $11,920,290 at March 31, 1996
  and June 30, 1995, respectively)                                              7,096,329           11,988,086
Loans receivable, net                                                          94,146,722           87,500,291
Mortgage-backed securities, available for sale, at market value
 (amortized cost of $8,413,347 and $-0- at March 31, 1996
 and June 30, 1995, respectively)                                              8,289,565                    -
Mortgage-backed securities, held to maturity, at amortized cost
 (market value of $11,725,714 and $20,358,871 at March 31, 1996
 and June 30, 1995, respectively)                                             11,944,931            20,718,490
Accrued interest receivable                                                      988,338               799,943
Real estate owned                                                                     -                 84,539
Premises and equipment, net                                                     2,335,514            1,851,837
Other assets (including prepaid income taxes of $0 and $15,482
 at March 31, 1996 and June 30, 1995, respectively)                               116,538              131,878
                                                                              ------------        ------------
  Total assets                                                                $142,777,295        $131,260,419
                                                                              ============        ============

  Liabilities and Stockholders' Equity

  Liabilities:
Deposits                                                                      $122,838,365        $110,104,218
Accrued interest on deposits                                                     1,015,764             360,184
Advances from Federal Home Loan Bank                                             2,663,325           4,575,733
Advances from borrowers for taxes and insurance                                    106,950             156,692
Accrued expenses and other liabilities                                             603,979             567,898
Income taxes payable                                                                80,974              87,071
                                                                              ------------        ------------
  Total liabilities                                                            127,309,357         115,851,796
                                                                              ------------        ------------

Commitments and contingencies                                                           -                   -

  Stockholders' Equity:
Preferred stock, $1 par value, authorized: 1,000,000 shares; none issued                -                   -
Common stock, $1 par value; authorized: 5,000,000 shares: issued; 746,064
 and 742,064 shares at March 31, 1996 and June 30, 1995, respectively              746,064             742,064
Additional paid-in capital                                                       6,297,130           6,232,552
Less:  Common stock acquired by ESOP with borrowed funds                          (222,277)           (293,200)
       Common stock acquired by Management Recognition Plan and
        Supplemental Executive retirement Plan                                    (121,250)           (166,850)
       Common stock acquired by Rabbi trusts for deferred compensation plans      (242,429)           (247,608)
Treasury stock, at cost 108,768 shares and 95,518 at March 31, 1996
 and June 30, 1995, respectively                                                (1,749,345)         (1,496,242)
Net unrealized gain (loss) on securities available for sale                        (79,842)              3,178
Retained earnings - substantially restricted                                    10,839,887          10,634,729
                                                                              ------------        ------------
  Total stockholders' equity                                                    15,467,938          15,408,623
                                                                              ------------        ------------
  Total liabilities and stockholders' equity                                  $142,777,295        $131,260,419
                                                                              ============        ============


See accompanying notes to consolidated financial statements.

                           HFB FINANCIAL CORPORATION

                      Consolidated Statements of Earnings
                                  (Unaudited)


                                                                    Three months ended            Nine months ended
                                                                        March 31,                       March 31,
                                                                   1996            1995            1996           1995
                                                                ----------      ----------      ----------      ----------
Interest income:
  Loans receivable                                              $1,948,064      $1,786,414      $5,704,338      $5,111,793
  Mortgage-backed securities                                       313,100         341,002         934,614       1,083,950
  Investment securities                                            277,776         310,858         809,366         866,655
  Other interest-earning assets                                     56,613          19,127         138,631          72,992
                                                                ----------      ----------      ----------      ----------
        Total interest income                                    2,595,553       2,457,401       7,586,949       7,135,390
                                                                ----------      ----------      ----------      ----------
Interest expense:
  Deposits                                                       1,497,229       1,160,650       4,314,339       3,267,653
  Borrowed funds                                                    36,696         157,469         132,096         380,469
                                                                ----------      ----------      ----------      ----------
        Total interest expense                                   1,533,925       1,318,119       4,446,435       3,648,122
                                                                ----------      ----------      ----------      ----------
        Net interest income                                      1,061,628       1,139,282       3,140,514       3,487,268
Provision for loan losses                                            5,583           6,997          24,991          24,621
                                                                ----------      ----------      ----------      ----------
        Net interest income after provision for
          loan losses                                            1,056,045       1,132,285       3,115,523       3,462,647
                                                                ----------      ----------      ----------      ----------
Noninterest income:
  Loan service charges                                               7,711           7,607          22,871          25,083
  Service charges on NOW accounts                                   61,920          61,481         192,585         179,663
  Gain (loss) on sale of investment securities
    available for sale                                                   -               -            (625)         58,366
  Gain (loss) on sale of mortgage-backed securities
    available for sale                                                   -               -               -         (71,608)
  Gain (loss) on sale of premises and equipment                        950               -          (1,640)              -
  Other                                                             18,717          15,136          46,420          38,187
                                                                ----------      ----------      ----------      ----------
        Total noninterest income                                    89,298          84,224         259,611         229,691
                                                                ----------      ----------      ----------      ----------
Noninterest expense:
  Compensation and benefits                                        407,734         352,332       1,199,379       1,025,380
  Occupancy expense                                                 40,971          37,182         123,345          91,299
  Equipment and data processing expense                            104,464          82,378         273,580         234,828
  SAIF deposit insurance premium                                    65,613          60,988         189,055         181,519
  Professional services                                             53,162          55,928         142,076         147,426
  Loss (Gain) on sale of real estate owned                               -               0               -          (1,731)
  Kentucky savings and loan tax                                     29,185          25,445          81,685          77,945
  Other                                                            125,281         140,034         418,637         368,573
                                                                ----------      ----------      ----------      ----------
        Total noninterest expense                                  826,410         754,287       2,427,757       2,125,239
                                                                ----------      ----------      ----------      ----------
        Earnings before income taxes                               318,933         462,222         947,377       1,567,099
                                                                ----------      ----------      ----------      ----------
Income taxes:
  Current                                                          105,450         164,975         286,309         512,750
  Deferred                                                           3,800          (3,400)         43,800          39,175
                                                                ----------      ----------      ----------      ----------
        Total income taxes                                         109,250         161,575         330,109         551,925
                                                                ----------      ----------      ----------      ----------
  Net earnings                                                  $  209,683      $  300,647      $  617,268      $1,015,174
                                                                ----------      ----------      ----------      ----------
Earnings per share                                              $     0.31      $     0.44      $     0.92      $     1.50
                                                                ----------      ----------      ----------      ----------
Dividends per share                                             $     0.32           $0.32      $     0.64      $     0.63
                                                                ----------      ----------      ----------      ----------


See accompanying notes to consolidated financial statements.

                           HFB FINANCIAL CORPORATION

                Consolidated Statement of Stockholders' Equity

                       Nine Months Ended March 31, 1996

                                  (Unaudited)

                                                                                                              Net
                                                                                                          Unrealized
                                                                                                             Gain
                                                                                                           (Loss) on
                                     Additional               MRP                                          Securities     Total
                            Common    Paid-in      ESOP*      and       Rabbi      Treasury     Retained    Available  Stockholders'
                             Stock    Capital      Debt      SERP**     Trusts      Stock       Earnings    for Sale     Equity
                           --------  ---------- ---------  ---------  ---------  -----------  ----------- -----------  -------------
Balance at June 30,1995    $742,064  $6,232,552 $(293,200) $(166,850) $(247,608) $(1,496,242) $10,634,729   $  3,178    $15,408,623

Net earnings                      -           -         -          -          -            -      617,268          -        617,268

Stock issued upon
 exercise of stock
 options                      4,000      41,747         -          -          -            -            -          -         45,747

Dividends declared                -           -         -          -          -            -     (412,110)         -       (412,110)

Treasury stock -
 13,250 shares purchased          -           -         -          -          -     (253,103)           -          -       (253,103)

Reduction of ESOP debt            -       5,394    70,923          -          -            -            -          -         76,317

Stock issued under MRP            -      16,046         -     45,600          -            -            -          -         61,646

Distribution of Rabbi
 trusts assets                    -       1,391         -          -      5,179            -            -          -          6,570

Net change in unrealized
 gain on  available
 securities for sale              -           -         -          -          -            -            -    (83,020)       (83,020)
                           --------  ---------- ---------  ---------  ---------  -----------  ----------- -----------  -------------
Balance at March 31, 1996  $746,064  $6,297,130 $(222,277) $(121,250) $(242,429) $(1,749,345) $10,839,887   $(79,842)   $15,467,938
                           ========  ========== =========  =========  =========  ===========  =========== ===========  =============

* Employees Stock Ownership Plan
**Management Recognition Plan (MRP)  and Supplemental Executive Retirement
  Plan (SERP)

See accompanying notes to consolidated financial statements.

                           HFB FINANCIAL CORPORATION

                     Consolidated Statements of Cash Flows
                                  (Unaudited)

                                                                          Nine months ended
                                                                               March 31,
                                                                          1996          1995
                                                                       ----------    ----------
Cash flows from operating activities:
 Net earnings                                                          $617,268      $1,015,354
 Adjustments to reconcile net earnings to net cash
  provided by operating activities:
   Depreciation and amortization of premises and equipment              125,871          93,197
   Amortization of cost ESOP                                             70,923          73,370
   Amortization of cost of Management Recognition Plan                   45,600           9,000
   Distribution of Rabbi trusts assets                                    5,179               -
   Amortization of premiums and discounts on investment
    securities and mortgage-backed securities                            36,538          62,959
   FHLB stock dividend                                                  (54,400)        (46,500)
   Deferred income taxes                                                 43,800          39,175
   Provision for loan losses                                             24,991          24,621
   Loss (gain) on sale of real estate owned                                   -          (1,731)
   Loss (gain) on sale of premises & equipment                            1,640               -
   Loss (gain) on sale of investment securities available for sale          625         (58,366)
   Loss (gain) on sale of mortgage-backed securities
    available for sale                                                        -          71,608
   Decrease (increase) in accrued interest receivable                  (188,395)       (136,179)
   Decrease (increase) in other assets                                     (142)       (134,014)
   Increase (decrease) in accrued interest on deposits                  655,580         515,817
   Increase (decrease) in accrued expenses and other liabilities         36,081         119,289
   Increase (decrease) in income taxes payable                           40,700          (2,800)
                                                                    -----------     -----------
        Net Cash provided by (used in) operating activities           1,461,859       1,644,800
                                                                    -----------     -----------

Cash flows from investing activities:
 Principal collected on investment securities available for sale        505,727         308,566
 Proceeds from sales of investment securities
  available for sale                                                  3,999,375       4,046,406
 Purchase of investment securities, available for sale               (3,973,546)     (4,989,375)
 Proceeds from sale of FHLB stock                                             -          14,100
 Proceeds from investment securities matured                          3,153,352           2,315
 Purchase of investment securities                                   (5,000,000)     (2,000,000)
 Principal collected on mortgage-backed securities
  available for sale                                                    643,523         187,664
 Proceeds from sales of mortgage-backed securities
  available for sale                                                          -       4,394,777
 Purchased of mortgage-backed securities
  available for sale                                                  (1,984,005)             -
 Principal collected on mortgage-backed securities                     1,670,972      1,588,905
 Mortgage loans originated, net of principal collected                (6,401,234)    (7,205,948)
 Purchases of, net of principal collected on, mortgage loans
  serviced by other institutions                                        762,393      (1,901,193)
 (Increase) decrease in consumer loans                               (1,085,268)       (267,692)
 Proceeds from sales of real estate owned                               138,596         182,616
 Proceeds from sales of premises and equipment                            5,150               -
 Acquisition of premises and equipment used in
  Bank's business                                                      (616,338)       (320,754)
                                                                    -----------     -----------
        Net cash provided by (used in) investing activities         ($8,181,303)    ($5,959,613)
                                                                    -----------     -----------

                                  (continued)

                           HFB FINANCIAL CORPORATION

                     Consolidated Statements of Cash Flows
                                  (Unaudited)

                                                                        Nine months ended
                                                                            March 31,
                                                                        1996          1995
                                                                    -----------   -----------
Cash flows from financing activities:
  Proceeds from sale of common stock                                $    40,000   $   135,792
  Purchase of treasury stock                                           (253,103)     (499,997)
  Dividends paid to stockholders                                       (412,110)     (413,941)
  Proceeds from advances from Federal Home Loan Bank                         -      4,000,000
  Repayment of advances from Federal Home Loan Bank                  (1,912,408)   (1,034,523)
  Repayment of reverse repurchase agreement                                  -       (131,000)
  Net increase (decrease) in deposits                                12,734,147     2,168,017
  Net increase (decrease) in advances
   from borrowers for taxes and insurance                               (49,742)       (6,641)
                                                                    -----------   -----------
      Net cash provided by (used in) financing activities            10,146,784     4,217,707
                                                                    -----------   -----------
Net increase (decrease) in cash and cash equivalents                  3,427,340       (97,106)
Cash and cash equivalents at beginning of the period                  4,010,205     2,959,917
                                                                    -----------   -----------
      Cash and cash equivalents at end of the period                $ 7,437,545   $ 2,862,811
                                                                    ===========   ===========
Supplemental cash flow disclosures:
  Cash paid during the period for:
    Interest                                                        $ 3,797,292   $ 3,109,681
                                                                    ===========   ===========
    Income taxes                                                    $   245,609   $   515,350
                                                                    ===========   ===========
Noncash activity:
  Acquisition of real estate in settlement of loans                 $    44,736   $   236,880
                                                                    ===========   ===========
  Transfer of investment securities,
   available for sale to held to maturity                           $ 1,475,985   $        -
                                                                    ===========   ===========
  Transfer of investment securities,
   held to maturity to available for sale                           $ 8,307,712   $        -
                                                                    ===========   ===========
  Transfer of mortgage-backed securities,
   held to maturity to available for sale                           $ 7,082,419   $        -
                                                                    ===========   ===========


See accompanying notes to consolidated financial statements.

                           HFB FINANCIAL CORPORATION

            Notes to Consolidated Financial Statements (Unaudited)

1. BASIS OF PRESENTATION:

     The unaudited consolidated financial information for the three and nine month periods ended March 31, 1996 and 1995 includes the results of operations of HFB Financial Corporation (the "Corporation") and its wholly owned subsidiary Home Federal Bank, Federal Savings Bank ("Home Federal" or the "Bank"). HFB Financial Corporation acquired 100 percent of the Bank's stock during the completion of the Bank's conversion from mutual to stock form on December 28, 1992. The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial statements and with the instructions to Form 10-Q. It is suggested that these statements and notes be read in conjunction with the financial statements and notes thereto included in the Bank's annual report for the year ended June 30, 1995 on Form 10-K filed with the Securities and Exchange Commission.

     In the opinion of management, the financial information reflects all adjustments (consisting only of normal recurring adjustments) which are necessary for a fair presentation of the results of operations for such periods but should not be considered as indicative of results for a full year.

2. NONPERFORMING LOANS AND PROBLEM ASSETS

     Management reviews the Bank's loans on a regular basis. After residential mortgage loans become past due more that 90 days, the Bank generally establishes an allowance for uncollectible interest for the amount by which the principal balance and uncollected interest exceeds 90% of the appraised value of the property. Commercial and multi-family real estate loans generally are placed on non-accrual status if the borrower is placed in bankruptcy proceedings, or management concludes that payment in full is not likely. Consumer and commercial loans generally are charged off, or an allowance is established for any expected loss after they become more than 90 days past due. The Bank accrues interest on delinquent loans past due more than 90 days without establishing a reserve when management concludes such action is warranted, such as in the event the loan is exceptionally well collateralized or the borrower establishes the temporary nature of the delinquency. Loans are charged off when management concludes that they are uncollectible.

     The Bank's collection procedures provide that when a loan becomes past due 30 days, the borrower is contacted in person or by telephone or mail, and payment is requested. If payment is not promptly received, the borrower is contacted again, and efforts are made to formulate an affirmative plan to cure the delinquency. After a loan becomes past due 90 days the Bank generally initiates legal proceedings. Loans delinquent 90 days or greater and still accruing are managed based on a work out plan developed by the Bank. Interest accrues based on the work out plan and the value of the collateral when collateral value is more than sufficient to fully cover the loan balance. Interest is not accrued on loans in the process of foreclosure.

     Real estate acquired by the Bank as a result of foreclosure is classified as real estate owned until such time as it is sold. When such property is acquired, it is recorded at the lower of the unpaid principal balance or its fair value less estimated selling cost. Any required write-down of the loan to its fair market value upon foreclosure is charged against the allowance for loan losses.

The following sets forth information with respect to the Bank's non-performing assets at March 31, 1996 and June 30, 1995:

                            (Dollars in thousands)

                                                         March 31,   June 30,
                                                            1996       1995
                                                         ----------  ---------

Loans accounted for on a nonaccrual basis (1)                $   0      $   0
                                                             -----      -----

Accruing loans which are contractually past due
 90 days or more: (1)
  Real estate                                                $ 565      $ 260
  Consumer                                                       3         15
  Commercial                                                     0          0
                                                             -----      -----
                                                              $568      $ 275
                                                             -----      -----
  Total of nonaccrual and 90 days or more
   past due loans                                            $ 568      $ 275

Real estate owned                                                -         85
  Total non-performing assets                                $ 568      $ 360
                                                             =====      =====

Nonaccrual and 90 days or more past due loans
 as a percentage of total loans, net                           .60%       .31%
                                                             =====      =====

Nonaccrual and 90 days or more past due loans
 as a percentage of total assets                               .40%       .21%
                                                             =====      =====

Non-performing assets as a percentage of total assets          .40%       .27%
                                                             =====      =====






(1) Interest on delinquent loans is accrued to income to the extent considered collectible. Nonaccrual loans did not have a material effect on the Bank's interest income for the periods ended March 31, 1996 and June 30, 1995.

The following sets forth the activity in the Bank's allowance for loan losses for the nine months ended March 31, 1996:

                            (Dollars in thousands)

Balance at June 30, 1995                               $633
Charge offs:
  Domestic:
    Commercial, financial and agricultural                0
    Real estate-construction                              0
    Real estate-mortgage                                  0
    Installment loans to individuals                      9
                                                       ----
                                                          9
                                                       ----
Recoveries:
  Domestic:
    Commercial, financial and agricultural                0
    Real estate-construction                              0
    Real estate-mortgage                                 10
    Installment loans to individuals                      1
                                                       ----
                                                         11
                                                       ----
Net charge offs (Recoveries):                            (2)
Additions charged to operations                          25
                                                       ----
Balance March 31, 1996                                 $660
                                                       ====
Ratio of net charge offs during
 the period to average loans outstanding
 during the period                                       -
                                                       ====


MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

GENERAL:

    HFB Financial Corporation, a Tennessee Corporation, was formed in
September 1992 at the direction of Home Federal Bank, Federal Savings Bank for the purpose of becoming a holding company for the Bank as part of its conversion from mutual to stock form ("the "Conversion"). Prior to the Conversion, the Corporation did not engage in any material operations and at March 31, 1996, its primary operation was its investment in the common stock of the Bank.

    The Bank is principally engaged in the business of accepting deposits from the general public and originating permanent loans which are secured by one-to-four family residential properties located in its market area. The Bank also originates consumer loans and commercial real estate loans, and maintains a substantial investment portfolio of mortgage-backed and other investment securities.

    The operations of Home Federal, and savings institutions generally, are significantly influenced by general economic conditions and the monetary and fiscal policies of government regulatory agencies. Deposit flows and costs of funds are influenced by interest rates on competing investments and prevailing market rates of interest. Lending activities are affected by the demand for financing real estate and other types of loans, which in turn are influenced by the interest rates at which such financing may be offered and other factors related to loan demand and the availability of funds. Just as the Bank's operations are influenced by regulatory authorities, so are its liquidity levels and capital resources. As of March 31, 1996, management is not aware of any current recommendations by the regulatory authorities, which if implemented, would have a material effect on the Bank's operations, liquidity or resources.

ASSET/LIABILITY MANAGEMENT

    Key components of a successful asset/liability strategy are the monitoring and managing of interest rate sensitivity of both the interest-earning asset and interest-bearing liability portfolios. Home Federal has employed various strategies intended to minimize the adverse affect of interest rate risk on future operations by providing a better match between the interest rate sensitivity of its assets and liabilities. In particular, the Bank's strategies are intended to stabilize net interest income for the long-term by protecting its interest rate spread against increases in interest rates. Such strategies include the origination of adjustable-rate mortgage loans secured by one-to-four family residential real estate and the origination of consumer and other loans with greater interest rate sensitivities than long-term, fixed-rate residential mortgage loans. Although customers typically prefer fixed-rate mortgage loans in a low interest rate environment, Home Federal has been successful in originating adjustable-rate loans in recent years. In addition, the Bank has used excess funds to invest in various short-term investments including mortgage-backed securities with terms of seven years or less, U.S. Government Treasury and Agency securities with terms of ten years or less and other short-term investments.

    Asset/liability management in the form of structuring cash instruments provides greater flexibility to adjust exposure to interest rates. During periods of high interest rates, management believes it is prudent to offer competitive rates on short-term deposits and less competitive rates for long-term liabilities. This posture allows the Bank to benefit quickly from declines in interest rates. Likewise, offering more competitive rates on long-term deposits during the low interest rate periods allows the Bank to extend the repricing and/or maturity of its liabilities thus reducing its exposure to rising interest rates.

FINANCIAL CONDITION

    The Corporation's assets increased by 8.76% to $142.8 million at March 31, 1996 compared to $131.3 million at June 30, 1995. The majority of this increase is reflected in cash and equivalents, investment securities, loans receivable and premises and equipment, which was primarily funded by an increase in deposits.

    Cash and cash equivalents increased by $3.4 million to $7.4 million at March 31, 1996 from $4.0 million at June 30, 1995. This increase was primarily funded by increased deposits in the quarter ended March 31, 1996.

    The Bank's asset composition continues to change due to volatility in interest rates and a strong loan demand. In the current interest rate environment, a substantial portion of loans originated were adjustable-rate residential mortgages. During the nine months ended March 31, 1996, the Bank originated $22.6 million in mortgages. Total loans receivable, net increased 7.54% to $94.1 million at March 31, 1996 compared to $87.5 million at June 30, 1995.

    The Bank augments its lending activities and increases its asset yields by investing in mortgage-backed securities "MBSs " and U.S. Government securities. During the nine months ended March 31, 1995, management purchased $11.0 million
in investment securities and MBSs.   These purchases were funded primarily by
proceeds from called and maturing investment securities and principal collected on MBSs. At December 29, 1995, the Bank restructured its investment and MBS portfolios as a result of the window of opportunity provided when the Financial Accounting Standards Board "FASB" announced that it was suspending, for a brief period, the transfer provisions of Statement of Financial Accounting Standards "SFAS" No. 115, Accounting for Certain Investments in Debt and Equity Securities. In order to more effectively manage these portfolios, the available for sale "AFS" portfolios were increased by $13.9 million representing approximately 50% of the total investment and MBS portfolios. At March 31, 1996, investment securities, AFS and MBSs, AFS were $18.7 million with a net unrealized loss of $80,000.

    Accrued interest receivable increased by $188,000 from $800,000 at June 30, 1995 to $988,000 at March 31, 1996 due to a higher volume of interest-earning assets and the timing of interest payments.

    Premises and equipment increased by $.5 million to $2.3 million at March 31, 1996 from $1.8 million at June 30, 1995 primarily due to construction and equipment costs associated with the Bank's new branch in New Tazewell, Tennessee. The New Tazewell branch opened for business in early October of 1995.

    Total deposits increased by $12.7 million to $122.8 million at March 31, 1996 from $110.1 million at June 30, 1995. Of this increase, $7.8 million was attributable to the New Tazewell branch, which opened in October of 1995. The deposit mix continues to change with low cost savings and money market deposit accounts shifting into higher rate certificates of deposit ("CDs"). During the nine months ended March 31, 1996, CDs increased $14.9 million and NOW accounts increased $238,000, while passbook savings and money market deposit accounts decreased by $2.4 million.

    Accrued interest on deposits increased by $656,000 to $1.016 million at March 31, 1996 from $360,000 at June 30, 1995. The increase was due to increased volume and the timing of interest payments.

    Advances from Federal Home Loan Bank decreased by $1.9 million during the nine months ended March 31, 1996 due to a maturing advance paid off in October of 1995.

    Advances from borrowers for taxes and insurance decreased by $50,000 for the nine months ended March 31, 1996 due to the timing of tax and insurance payments.

    Accrued expenses and other liabilities increased by $36,000 during the nine months ended March 31, 1996 primarily as the result of the timing of payments of Kentucky saving and loan taxes and other expenses.

    Income taxes payable decreased by $6,000 for the nine months ended March 31, 1996, due to the timing of tax payments.

    Certain components of stockholders' equity increased during the nine months ended March 31, 1996 as the result of employee stock options exercised, reduction of the Employee Stock Ownership Plan debt and stock issued under the Management Recognition Plan. Also, 13,250 shares of treasury stock were purchased at a cost of $253,000 during the nine month period ended March 31, 1996.

    The Bank's regulatory liquidity ratio was 19.16% at March 31, 1996 as compared to 18.38% at June 30, 1995. At March 31, 1996 the Bank met all the fully phased-in regulatory capital requirements under FIRREA. Tangible, core and risk-based capital ratios were 10.5%, 10.5% and 23.5% respectively at March 31, 1996 as compared to 10.8%, 10.8% and 24.2% at June 30, 1995.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 1996 AND 1995

    Net earnings decreased by $91,000 to $210,000 for the three months ended March 31, 1996 from $301,000 for the three months ended March 31, 1995. The primary reasons for the decrease were a $77,000 decrease in net interest income and a $72,000 increase in non-interest expense offset by a $1,000 decrease in provision for loan losses, $5,000 increase in non-interest income and a $52,000 decrease in income tax expense.

    Net interest income decreased by $77,000 for the three month period ended March 31, 1996 as compared to the three month period ended March 31, 1995. Interest income increased during the quarter as the result of the increase in interest-earning assets, but it was not sufficient to offset the increased cost of CDs. The decline in the Bank's net interest margin was partially due to it's negative gap position with much of the effect mitigated by higher loan volume.

    Interest on loans increased by $162,000 to $1.948 million for the three month period ended March 31, 1996 as compared to $1.786 million for the three month period ended March 31, 1995. This increase is mainly attributable to a higher weighted average balance of loans receivable outstanding.

    Interest on MBSs decreased by $28,000 to $313,000 during the three month period ended March 31, 1996 from $341,000 for the three month period ended March 31, 1995, primarily due to a lower weighted average balance.

    Interest on investment securities decreased by $33,000 to $278,000 for the three month period ended March 31, 1996 from $311,000 for the three month period ended March 31, 1995. This decrease was primarily due to decreased volume and lower rates on new purchases.

    Interest on other interest-earning bearing assets increased by $38,000 to $57,000 for the three month period ended March 31, 1996 from $19,000 for the three month period ended March 31, 1995 due to a higher level of interest-bearing cash balances.

    Interest on deposits increased by $336,000 to $1.497 million for the three month period ended March 31, 1996 from $1.161 million for the three month period ended March 31, 1995 as a result of higher interest rates, higher volume and a change in the overall deposit mix. Lower rate savings accounts declined, while CDs increased. In addition, the Bank aggressively priced its CDs as a result of entering the New Tazewell market, thus reflecting a higher interest cost than the Bank has traditionally incurred.

    Interest on borrowed funds decreased by $120,000 to $37,000 for the three month period ended March 31, 1996 from $157,000 for the three month period ended March 31, 1995 due to lower levels of borrowing.

    Provision for loan losses was $6,000 for the three month period ended March 31, 1996 as compared to $7,000 for the three month period ended March 31, 1995. The decrease in the provision was a result of Management's evaluation of the adequacy of the allowance for loan losses including consideration of recoveries of loans previously charged off, the perceived risk exposure among loan types, actual loss experience, delinquency rates, and current economic conditions. The Bank's allowance for loan losses as a percent of total loans at March 31, 1996 was .70%.

    The Banks non-interest income increased by $5,000 to $89,000 for the three month period ended March 31, 1996 as compared to $84,000 for the same period in 1995. The increase was attributable to several categories of non-interest income with no significant changes in any single classification.

    Non-interest expense increased by $72,000 to $826,000 for the three month period ended March 31, 1996 as compared to $754,000 for the same period in 1995. Compensation and benefits increased by $56,000 to $408,000 for the three month period ended March 31, 1996 as compared to $352,000 for the same period in 1995. This increase is due to higher wages and additional personnel, primarily attributable to the establishment of the Bank's new branch office in New Tazewell, Tennessee.

    Occupancy expense increased by $4,000 to $41,000 for the three month period ended March 31, 1996 compared to $37,000 for the same period in 1995. This increase was mainly the result of expenses associated with the new branch office in New Tazewell.

    Equipment and data processing expense increased by $22,000 to $104,000 for the three month period ended March 31, 1996 from $82,000 for the three month period ended March 31, 1995 primarily due to increased data processing fees and depreciation expense identifiable with the New Tazewell branch.

    SAIF deposit insurance premiums increased by $5,000 to $66,000 for the three month period ended March 31, 1996 as compared to the three month period ended March 31, 1995. Other expense decreased by $15,000 to $125,000 for three the month period ended March 31, 1996 from $140,000 for the three month period ended March 31, 1995 as the result of small reductions in several expense categories.

    Income taxes decreased by $52,000 to $109,000 for the three month period ended March 31, 1996 compared to $162,000 for the three months ended March 31, 1995 due to lower earnings.

RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED MARCH 31, 1996 AND 1995

    Net earnings decreased by $398,000 to $617,000 for the nine months ended March 31, 1996 from $1.015 million for the nine months ended March 31, 1995. The primary reasons for the decrease were a $347,000 decrease in net interest income and a $303,000 increase in non-interest expense offset by a $30,000 increase in non-interest income and a $222,000 decrease in income tax expense.

    Net interest income decreased by $347,000 for the nine month period ended March 31, 1996 as compared to the nine month period ended March 31, 1995.
During the quarter ended March 31, 1996, the Bank's net interest margin declined due to it's negative gap position , but much of the effect was mitigated as a result of higher loan volume. In addition, the Bank paid higher rates on CDs at the New Tazewell branch as a means to penetrate this new market.

    Interest on loans increased by $592,000 to $5.704 million for the nine month period ended March 31, 1996 as compared to $5.112 million for the nine month period ended March 31, 1995. This increase is mainly attributable to a higher volume of loans receivable outstanding.

    Interest on MBSs decreased by $149,000 to $935,000 during the nine month period ended March 31, 1996 from $1.084 million for the nine month period ended March 31, 1995 primarily due to a lower weighted average balance.

    Interest on investment securities decreased by $58,000 to $809,000 for the nine month period ended March

31, 1996 from $867,000 for the nine month period ended March 31, 1995. This decrease was primarily due to decreased volume and lower yields on new purchases.

    Interest on other interest-earning assets increased by $66,000 to $139,000 for the nine month period ended March 31, 1996 from $73,000 for the nine month period ended March 31, 1995 due to a higher level of interest-bearing cash balances.

    Interest on deposits increased by $1.046 million to $4.314 million for the nine month period ended March 31, 1996 from $3.268 million for the nine month period ended March 31, 1995 as a result of higher interest rates, higher volume and a change in the overall deposit mix. Lower rate NOW accounts and savings accounts declined, while CDs increased.

    Interest on borrowed funds decreased by $248,000 to $132,000 for the nine month period ended March 31, 1996 from $380,000 for the nine month period ended March 31, 1995 due to lower levels of borrowing.

    Provision for loan losses remained unchanged at $25,000 for the nine month period ended March 31, 1996 compared to the nine month period ended March 31, 1995. This level of provision was a result of Management's evaluation of the adequacy of the allowance for loan losses including consideration of recoveries of loans previously charged off, the perceived risk exposure among loan types, actual loss experience, delinquency rates, and current economic conditions. The Bank's allowance for loan losses as a percent of total loans at March 31, 1996 was .70%.

    The Banks non-interest income increased by $30,000 to $260,000 for the nine month period ended March 31, 1996 as compared to $230,000 for the same period in 1995. Service charges on deposit accounts increased by $13,000 and a net loss on the sale securities decreased by $13,000, accounting for most of the increase. There were no significant changes in any other single category of non-interest income.

    Non-interest expense increased by $303,000 to $2.428 million for the nine month period ended March 31, 1996 as compared to $2.125 million for the same period in 1995. Compensation and benefits increased by $174,000 to $1.199 million for the nine month period ended March 31, 1996 as compared to $1.025 million for the same period in 1995. This increase is due to higher wages and additional personnel, primarily attributable to the establishment of the Bank's new branch office in New Tazewell, Tennessee.

    Occupancy expense increased by $32,000 to $123,000 for the nine month period ended March 31, 1996 compared to $91,000 for the same period in 1995. This increase was mainly the result of expenses associated with the new branch office in New Tazewell.

    Equipment and data processing expense increased by $39,000 to $274,000 for the nine month period ended March 31, 1996 from $235,000 for the nine month period ended December 31, 1995 primarily due to increased data processing fees and depreciation expense identifiable with the New Tazewell branch.

    Other expense increased by $50,000 to $419,000 for nine the month period ended March 31, 1996 from $369,000 for the nine month period ended March 31, 1995. The principal components of this increase were attributable to advertising expense, printing supplies and expenses associated with automated teller machines brought into service during the period.

    Income taxes decreased by $222,000 to $330,000 for the nine month period ended March 31, 1996 compared to $552,000 for the nine months ended March 31, 1995 due to lower earnings.

                           HFB FINANCIAL CORPORATION

                                    PART II

                               OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

           None

ITEM 2.  CHANGES IN SECURITIES

           None

ITEM 3.  DEFAULTS IN SENIOR SECURITIES

           None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE
          OF SECURITY HOLDERS

           None

ITEM 5.   OTHER INFORMATION

           None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

           a. Exhibits

              None

           b.  Form 8-K

               1. The Company filed a form 8-K dated September 26, 1995,
                  reporting that it was commencing an open market stock repurchase program to purchase up to 5% of the outstanding shares of its $1 par value common stock.

                           HFB FINANCIAL CORPORATION

                                  Signatures


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed in its behalf by the undersigned, thereunto duly authorized.



                                     HFB FINANCIAL CORPORATION

                                     By: /s/ DAVID B COOK
                                        ---------------------------------
                                        David B. Cook
                                        President and
                                        Chief Executive Officer


                                     By: /s/ STANLEY ALEXANDER, JR.
                                        --------------------------------
                                        Stanley Alexander, Jr.
                                        Chief Financial Officer



Dated: May 8, 1996