Form 10-Q
period 1996-09-30
HFB FINANCIAL CORP
filed 1996-11-14
CIK 892157

                                 UNITED STATES

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549

                                   FORM 10-Q

                [X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934



               For the quarterly period ended September 30, 1996

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


Indicate by check mark whether the registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___ .
                                       ---


The number of shares of the registrant's $1 par value common stock outstanding at September 30, 1996 was 625,836.



There are a total of 16 pages filed in this document.

                           HFB FINANCIAL CORPORATION

                                   I N D E X
                                   ---------


                                                                  PAGE NO.
                                                                  --------

PART I - FINANCIAL INFORMATION

 Item  1.  Financial Statements

           Consolidated Balance Sheets                                   3


           Consolidated Statements of Earnings                           4


           Consolidated Statement of Stockholders' Equity                5


           Consolidated Statements of Cash Flows                       6-7


           Notes to Consolidated Financial Statements                 8-10

 Item  2.  Management's Discussion and Analysis of
             Financial Condition and Results of Operations           11-14


PART II - OTHER INFORMATION                                             15


SIGNATURES                                                              16

                           HFB FINANCIAL CORPORATION
                          Consolidated Balance Sheets
                                  (Unaudited)


                                                                                         September 30,            June 30,
     Assets                                                                                   1996                  1996
                                                                                        ---------------       ---------------
Cash and equivalents                                                                         $2,426,052            $4,744,672
Trading securities, at fair value                                                               453,380               246,500
Investment securities, available for sale, at market value
  (amortized cost of $13,549,622 and $13,245,033 at Sept. 30, 1996
  and June 30, 1996, respectively)                                                           13,477,748            13,160,481
Investment securities, held to maturity, at amortized cost
  (including unrealized gain of $29,803 at Sept. 30, 1996, market value of
  $9,446,414 and $9,405,221 at Sept. 30, 1996 and June 30, 1996, respectively)                9,629,350             9,611,689
Loans receivable, net                                                                        97,759,723            95,973,650
Mortgage-backed securities, available for sale, at market value
  (amortized cost of $7,538,676 and $7,857,319 at Sept. 30, 1996
  and June 30, 1996, respectively)                                                            7,394,761             7,677,022
Mortgage-backed securities, held to maturity, at amortized cost
  (market value of $11,832,832 and $10,979,790 at Sept. 30, 1996
  and June 30, 1996, respectively)                                                           11,986,394            11,312,956
Accrued interest receivable                                                                   1,130,391               954,626
Real estate owned                                                                                     -                     -
Premises and equipment, net                                                                   2,324,007             2,370,438
Other assets (including prepaid income taxes of $130,387 and $13,893
  at Sept. 30, 1996 and June 30, 1996, respectively)                                            316,552               195,763
                                                                                        ---------------       ---------------
     Total assets                                                                          $146,898,358          $146,247,797
                                                                                        ===============       ===============

     Liabilities and Stockholders' Equity

Deposits                                                                                   $126,570,031          $126,742,237
Accrued interest on deposits                                                                  1,064,671               534,298
Advances from Federal Home Loan Bank                                                          2,637,107             2,650,348
Advances from borrowers for taxes and insurance                                                 151,748               137,152
Accrued expenses and other liabilities                                                        1,386,329               570,077
Income taxes payable                                                                             57,594                41,418
                                                                                        ---------------       ---------------
     Total liabilities                                                                      131,867,480           130,675,530
                                                                                        ===============       ===============

Commitments and contingencies                                                                         -                     -

     Stockholders' Equity
Preferred stock, $1 par value, authorized: 1,000,000 shares; none issued                              -                     -
Common stock, $1 par value; authorized: 5,000,000 shares: issued and outstanding: 747,064 and 746,064 shares at Sept. 30, 1996 and
   June 30, 1996, respectively                                                                  747,064               746,064
Additional paid-in capital                                                                    6,313,466             6,297,130
Less:   Common stock acquired by ESOP with borrowed funds                                      (180,391)             (209,428)
     Common stock acquired by Management Recognition Plan and
       Supplemental Executive Retirement Plan                                                  (121,250)             (121,250)
     Common stock acquired by Rabbi trusts for deferred compensation plans                     (258,290)             (258,290)
Treasury stock, at cost, 121,228 and 112,378 shares at Sept. 30, 1996 and
   June 30, 1996, respectively                                                               (2,030,955)           (1,826,405)
Net unrealized gain (loss) on securities available for sale                                    (119,179)             (149,320)
Retained earnings - substantially restricted                                                 10,680,413            11,093,766
                                                                                        ---------------       ---------------
  Total stockholders' equity                                                                 15,030,878            15,572,267
                                                                                        ---------------       ---------------
  Total liabilities and stockholders' equity                                               $146,898,358          $146,247,797
                                                                                        ===============       ===============

See accompanying notes to consolidated financial statements.

                         HFB FINANCIAL CORPORATION

                      Consolidated Statements of Earnings
                                  (Unaudited)


                                                           Three months ended
                                                               September 30,
                                                             1996        1995
                                                        ------------------------
Interest income:
  Loans receivable                                        $2,035,053  $1,841,885
  Mortgage-backed securities                                 294,072     309,242
  Trading account securities                                   1,460           -
  Investment securities                                      380,880     264,557
  Other interest-earning assets                               43,348      48,570
                                                        ------------  ----------
    Total interest income                                  2,754,813   2,464,254
                                                        ------------  ----------
Interest expense:
  Deposits                                                 1,575,692   1,371,173
  Borrowed funds                                              36,424      57,098
                                                        ------------  ----------
    Total interest expense                                 1,612,116   1,428,271
                                                        ------------  ----------
    Net interest income                                    1,142,697   1,035,983
Provision for loan losses                                     77,747       1,950
                                                        ------------  ----------
    Net interest income after provision for
      loan losses                                          1,064,950   1,034,033
                                                        ------------  ----------
Noninterest income:
  Loan service charges                                         8,633       8,918
  Service charges on NOW accounts                             72,229      65,268
  Gain (loss) on trading account securities                   53,170           -
  Gain (loss) on sale of investment securities
    available for sale                                             -        (625)
  Gain (loss) on sale of premises and equipment                    -      (2,590)
  Other                                                       16,279      12,929
                                                        ------------  ----------
    Total noninterest income                                 150,311      83,900
                                                        ------------  ----------
Noninterest expense:
  Compensation and benefits                                  389,410     386,965
  Occupancy expense                                           48,882      36,289
  Equipment and data processing expense                      111,850      77,496
  SAIF deposit insurance premium                              70,669      61,666
  SAIF special assessment                                    705,859           -
  Professional services                                       50,707      34,107
  Kentucky savings and loan tax                               32,500      26,250
  Other                                                      125,384     117,375
                                                        ------------  ----------
    Total noninterest expense                              1,535,261     740,148
                                                        ------------  ----------
    Earnings (loss) before income taxes                     (320,000)    377,785
                                                        ------------  ----------
Income taxes (benefit):
  Current                                                   (108,425)    124,600
  Deferred                                                       550        (400)
                                                        ------------  ----------
    Total income taxes                                      (107,875)    124,200
                                                        ------------  ----------
    Net earnings (loss)                                    ($212,125)   $253,585
                                                        ============  ==========
Earnings (loss) per share                                     ($0.32)      $0.38
                                                        ============  ==========
Dividends per share                                            $0.32       $0.32
                                                        ============  ==========



See accompanying notes to consolidated financial statements.



                                                         HFB FINANCIAL CORPORATION

                                              Consolidated Statement of Stockholders' Equity

                                                   Three months ended September 30, 1996

                                                                (Unaudited)


                                                    Additional               MRP
                                           Common    Paid-in      ESOP*      and       Rabbi
                                            Stock    Capital      Debt      SERP**     Trusts
                                          ------------------------------------------------------
Balance at June 30, 1996                  $746,064  $6,297,130  ($209,428) ($121,250) ($258,290)

Net earnings                                     -           -          -          -          -

Stock issued upon exercise
  of stock options                           1,000      13,131          -          -          -

Dividends declared                               -           -          -          -          -

Treasury stock-
  8,850 shares purchased                         -           -          -          -          -

Reduction of ESOP debt                           -       3,205     29,037          -          -

Net change in unrealized gain (loss)
  on securities available for sale               -           -          -          -          -
                                          ------------------------------------------------------

Balance at September 30, 1996             $747,064  $6,313,466  ($180,391) ($121,250) ($258,290)
                                          ======================================================

                                                                      Net Unrealized
                                                                      Gain (Loss) on
                                                                        Securities        Total
                                            Treasury      Retained      Available     Stockholders'
                                             Stock        Earnings       for Sale        Equity
                                          ----------------------------------------------------------
Balance at June 30, 1996                   ($1,826,405)  $11,093,766       ($149,320)   $15,572,267

Net earnings                                         -      (212,125)              -       (212,125)

Stock issued upon exercise
  of stock options                                   -             -               -         14,131

Dividends declared                                   -      (201,228)              -       (201,228)

Treasury stock-
  8,850 shares purchased                      (204,550)            -               -       (204,550)

Reduction of ESOP debt                               -             -               -         32,242

Net change in unrealized gain (loss)
  on securities available for sale                   -             -          30,141         30,141
                                          ----------------------------------------------------------

Balance at September 30, 1996              ($2,030,955)  $10,680,413       ($119,179)   $15,030,878
                                          ==========================================================


*   Employees Stock Ownership Plan (ESOP)
**  Management Recognition Plan (MRP) and Supplemental Executive Retirement Plan
    (SERP)

See accompanying notes to consolidated financial statements.

                           HFB FINANCIAL CORPORATION

                     Consolidated Statements of Cash Flows
                                  (Unaudited)

                                                                                     Three months ended
                                                                                        September 30,
                                                                                  1996                  1995
                                                                           ---------------       ---------------
Cash flows from operating activities:
  Net earnings (loss)                                                           ($212,125)             $253,585
  Adjustments to reconcile net earnings (loss) to net cash
    provided by operating activities:
      Depreciation and amortization of premises and equipment                      57,210                28,145
      Amortization of cost of ESOP                                                 29,037                29,038
      Amortization of cost of Management Recognition Plan                               -                18,300
      Amortization of premiums and discounts on investment
        securities and mortgage-backed securities                                   8,348                12,616
      FHLB stock dividend                                                         (19,100)              (17,900)
      Deferred income taxes                                                           550                  (400)
      Provision for loan losses                                                    77,747                 1,950
      Loss (gain) on trading account securities                                   (53,170)                    -
      Sales of trading account securities                                         527,345                     -
      Purchases of trading account securities                                    (681,055)                    -
      Loss (gain) on sale of premises and equipment                                     -                 2,590
      Loss (gain) on sale of investment securities
        available for sale                                                              -                   625
      Decrease (increase) in accrued interest receivable                         (175,765)             (110,083)
      Decrease (increase) in other assets                                          (4,295)              (48,320)
      Increase (decrease) in accrued interest on deposits                         530,373               543,602
      Increase (decrease) in accrued expenses and other liabilities               816,252                89,380
      Increase (decrease) in income taxes payable                                (110,427)              115,450
                                                                           ---------------       ---------------

          Net cash provided by (used in) operating                                790,925               918,578
                                                                           ---------------       ---------------

Cash flows from investing activities:
  Principal collected on investment securities
    available for sale                                                            196,834                87,579
  Proceeds from sales of investment securities
    available for sale                                                                  -               499,375
  Purchases of investment securities
    available for sale                                                           (500,000)           (2,475,156)
  Proceeds from investment securities matured                                           -             2,092,409
  Principal collected on mortgage-backed securities
    available for sale                                                            311,053                11,418
  Purchases of mortgage-backed securities                                               -            (1,010,191)
    available for sale
  Principal collected on mortgage-backed securities                               319,351               691,576
  Purchases of mortgage-backed securities                                        (996,012)                    -
  Mortgage loans originated, net of principal collected                        (2,020,761)           (1,706,336)
  Purchases of, net of principal collected, mortgage loans
    serviced by other institutions                                                135,652               447,796
  (Increase) decrease in consumer loans                                            21,746               (70,923)
  Proceeds from sales of real estate owned                                              -                93,307
  Proceeds from sales of premises and equipment                                         -                 4,200
  Acquisition of premises and equipment used in
    Bank's business                                                               (10,779)             (284,635)
                                                                           ---------------       ---------------

          Net cash provided by (used in) investing activities                 ($2,542,916)          ($1,619,581)
                                                                           ---------------       ---------------

                                  (continued)

                           HFB FINANCIAL CORPORATION

                                  (Unaudited)


                                                                                     Three months ended
                                                                                        September 30,
                                                                                 1996                  1995
                                                                           ---------------       ---------------
Cash flows from financing activities:
  Proceeds from sale of common stock                                              $10,000               $40,000
  Purchase of treasury stock                                                     (204,550)                    -
  Dividends paid to stockholders                                                 (201,228)             (208,175)
  Repayment of advances from Federal
    Home Loan Bank                                                                (13,241)              (12,220)
  Net increase (decrease) in deposits                                            (172,206)            1,441,510
  Net increase (decrease) in advances from borrowers
    for taxes and insurance                                                        14,596                 4,256
                                                                           ---------------       ---------------
          Net cash provided by (used in) financing
            activities                                                           (566,629)            1,265,371
                                                                           ---------------       ---------------
Net increase (decrease) in cash and cash
  equivalents                                                                  (2,318,620)              564,368
Cash and cash equivalents at beginning of
  the period                                                                    4,744,672             4,010,205
                                                                           ---------------       ---------------
          Cash and cash equivalents at end of
            the period                                                         $2,426,052            $4,574,573
                                                                           ===============       ===============
Supplemental cash flow disclosures:
  Cash paid during the period for:
    Interest                                                                   $1,081,831              $884,750
                                                                           ===============       ===============

    Income taxes                                                                   $2,002                $9,150
                                                                           ===============       ===============
Noncash activity:
  Acquisition of real estate in settlement of
    loans                                                                               -                     -
                                                                           ===============       ===============






See accompanying notes to consolidated financial statements.

                                 HFB FINANCIAL CORPORATION

             Notes to Consolidated Financial Statements (Unaudited)

1.   Basis of Presentation:

     The unaudited consolidated financial information for the three month periods ended September 30, 1996 and 1995 includes the results of operations of HFB Financial Corporation (the "Corporation") and its wholly owned subsidiary Home Federal Bank, Federal Savings Bank ("Home Federal" or the "Bank"). HFB Financial Corporation acquired 100 percent of the Bank's stock during the completion of the Bank's conversion from mutual to stock form on December 28, 1992. The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial statements and with the instructions to Form 10-Q. It is suggested that these statements and notes be read in conjunction with the financial statements and notes thereto included in the Bank's annual report for the year ended June 30, 1996 on Form 10-K filed with the Securities and Exchange Commission.

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

     Real estate acquired by the Bank as a result of foreclosure is classified as real estate owned until such time as it is sold. When such property is acquired, it is recorded at the lower of the unpaid principal balance or its fair market value. Any required write-down of the loan to its fair market value upon foreclosure is charged against the allowance for loan losses.

The following sets forth information with respect to the Bank's non-performing assets at September 30, 1996 and June 30, 1996:

                             (Dollars in thousands)

                                                      September 30,   June 30,
                                                           1996         1996
                                                      --------------  ---------

Loans accounted for on a nonaccrual basis (1)         $ 221                $--
                                                      -----              -----

Accruing loans which are contractually past due
   90 days or more: (1)
       Real estate                                    $ 309              $ 657
       Consumer                                           4                  3
       Commercial                                        --                 --
                                                      -----              -----
                                                       $313              $ 660
                                                      -----              -----
   Total of nonaccrual and 90 days or more
       past due loans                                 $ 534              $ 660

Real estate owned                                        --                 --
                                                      -----              -----
   Total non-performing assets                        $ 534              $ 660
                                                      =====              =====

Nonaccrual and 90 days or more past due loans
   as a percentage of total loans, net                  .54%               .69%
                                                      =====              =====

Nonaccrual and 90 days or more past due loans
   as a percentage of total assets                      .36%               .45%
                                                      =====              =====

Non-performing assets as a percentage of total assets   .36%               .45%
                                                      =====              =====






     (1) Interest on delinquent loans is accrued to income to the extent considered collectible. Nonaccrual loans did not have a material effect on the Bank's interest income for the periods ended September 30, 1996 and June 30, 1996.

The following sets forth the activity in the Bank's allowance for loan losses for the three months ended September 30, 1996:

                              (Dollars in thousands)

Balance at June 30, 1996                                    $671
 Charge offs:
    Domestic:
      Commercial, financial and agricultural                  68
      Real estate-construction                                 -
      Real estate-mortgage                                     -
      Installment loans to individuals                         2
                                                            ----
                                                              70
                                                            ----
   Recoveries:
    Domestic:
      Commercial, financial and agricultural                   -
      Real estate-construction                                 -
      Real estate-mortgage                                     -
      Installment loans to individuals                         -
                                                            ----
                                                               -
                                                            ----
   Net charge offs:                                            -
                                                            ----
   Additions charged to operations                            78
                                                            ----
   Balance September 30, 1996                               $679
                                                            ====

   Ratio of net charge offs during the
    period to average loans outstanding
    during the period                                        .07%
                                                            ====

Management's Discussion and Analysis of Financial Condition and Results of Operations

General

          HFB Financial Corporation, a Tennessee Corporation, was formed in September 1992 at the direction of Home Federal Bank, Federal Savings Bank for the purpose of becoming a holding company for the Bank as part of its conversion from mutual to stock form ("the "Conversion"). Prior to the Conversion, the Corporation did not engage in any material operations and at September 30, 1996, its primary operation was its investment in the common stock of the Bank.

   The Bank is principally engaged in the business of accepting deposits from the general public and originating permanent loans which are secured by one-to-four family residential properties located in its market area. The Bank also originates consumer loans and commercial real estate loans, and maintains a substantial investment portfolio of mortgage-backed and other investment securities.

   The operations of Home Federal, and savings institutions generally, are significantly influenced by general economic conditions and the monetary and fiscal policies of government regulatory agencies. Deposit flows and costs of funds are influenced by interest rates on competing investments and prevailing market rates of interest. Lending activities are affected by the demand for financing real estate and other types of loans, which in turn are influenced by the interest rates at which such financing may be offered and other factors related to loan demand and the availability of funds. Just as the Bank's operations are influenced by regulatory authorities, so are its liquidity levels and capital resources. As of September 30, 1996, management is not aware of any current recommendations by the regulatory authorities, which if implemented, would have a material effect on the Bank's operations, liquidity or resources.

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

Financial Condition

   The Corporation's assets increased by .48% to $146.9 million at September 30, 1996 compared to $146.2 million at June 30, 1996. This small increase was primarily due to a reduction in the Bank's deposits from the period ended June 30, 1996.

   The Bank's asset composition has changed due to volatility in interest rates, aggressive competition and a strong loan demand. The largest changes in the asset mix reflected a decrease of $2.3 million in cash and cash equivalents which was primarily used to fund increases in loans and mortgage-backed securities "MBS's", held to maturity "HTM". During the three months ended September 30, 1996, the Bank originated $7.5 million in mortgages. Total loans receivable, net increased 1.9% to $97.8 million at September 30, 1996 compared to $96.0 million at June 30, 1996. Most of this increase consisted of 1-4 family residential adjustable-rate mortgages.

   The Bank augments its lending activities and increases its asset yields by investing in MBSs and U.S. Government securities. During the three months ended September 30, 1996, management purchased $1.5 million in investment securities, available for sale, "AFS" and MBSs HTM. These purchases were funded primarily by cash and cash equivalents. The net unrealized loss on securities AFS and MBSs AFS was $119,000 at September 30, 1996.

   Accrued interest receivable increased by $175,000 from $955,000 at June 30, 1996 to $1.13 million at September 30, 1996 due to a higher volume of interest-earning assets and the timing of interest payments.

   Total deposits decreased by $200,000 to $126.5 million at September 30, 1996 from $126.7 million at June 30, 1996. The deposit mix continues to change with low cost savings, money market deposit and NOW accounts shifting into higher rate certificates of deposit ("CDs"). During the three months ended September 30, 1996, CDs increased $300,000, while passbook savings accounts decreased by $600,000. NOW accounts and money market deposit accounts increased by $100,000. In addition, CD growth was reduced substantially in the quarter ended September 30, 1996 due to a $2.0 million decline in jumbo CDs. This was the result of aggressive competition in the local market.

   Accrued interest on deposits increased by $600,000 to $1.1 million for the three months ended September 30, 1996 from $500,000 at June 30, 1996. The increase was primarily due to the timing of interest payments.

   Accrued expenses and other liabilities increased by $800,000 during the three months ended September 30, 1996 primarily as the result of an industry wide special assessment to capitalize the Savings Association Insurance Fund "SAIF" in the amount of $706,000 and the timing of payments of Kentucky saving and loan taxes and other expenses.

   Total stockholders' equity decreased $541,000 during the three months ended September 30, 1996 primarily as the result of a declared dividend of $201,000, a net operating loss of $212,000 and treasury stock purchased at a cost of $204,000 offset by other increases of $76,000.

   The Bank's regulatory liquidity ratio was 19.76% at September 30, 1996 as compared to 21.29% at June 30, 1996. At September 30, 1996 the Bank met all the fully phased-in regulatory capital requirements under FIRREA. Tangible, core and risk-based capital ratios were 9.9%, 9.9% and 20.8% respectively at September 30, 1996 as compared to 10.2%, 10.2% and 23.3% at June 30, 1996.

Results of Operations for the Three Months Ended September 30, 1996 and 1995

   Net earnings decreased by $466,000 to ($212,000) for the three months ended September 30, 1996 from $254,000 for the three months ended September 30, 1995. The primary reasons for the decrease were a $107,000 increase in net interest income, a $66,000 increase in non-interest income and a $232,000 decrease in income tax expense offset by a $76,000 increase in provision for loan losses, a $706,000 SAIF special assessment and an $89,000 increase in other noninterest expenses.

   Net interest income increased by $107,000 for the three month period ended September 30, 1996 as compared to the three month period ended September 30, 1995. As interest rates rose, the Bank's net interest margin declined due to it's negative gap position, but much of the effect was mitigated as a result of higher loan volume.

   Interest on loans increased by $193,000 to $2.035 million for the three month period ended September 30, 1996 as compared to $1.842 million for the three month period ended September 30, 1995. This increase is mainly attributable to adjustable-rate loans repricing at higher rates and a higher volume of originations.

   Interest on MBSs decreased by $15,000 to $294,000 during the three month period ended September 30, 1996 from $309,000 for the three month period ended September 30, 1995 due to a lower weighted average balance.

   Interest on investment securities increased by $116,000 to $381,000 for the three month period ended September 30, 1996 from $265,000 for the three month period ended September 30, 1995. This increase was primarily the result of matured securities being replaced with higher yielding instruments.

   Interest on other interest-bearing assets decreased by $6,000 to $43,000 for the three month period ended September 30, 1996 from $49,000 for the three month period ended September 30, 1995 due to a lower volume of cash and cash equivalents.

   Interest on deposits increased by $205,000 to $1.576 million for the three month period ended September 30, 1996 from $1.371 million for the three month period ended September 30, 1995 as a result of higher volume and a change in the overall deposit mix. Lower rate savings accounts declined, while CDs increased.

   Interest on borrowed funds decreased by $21,000 to $36,000 for the three month period ended September 30, 1996 from $57,000 for the three month period ended September 30, 1995 due to lower levels of borrowing.

   Provision for loan losses was $78,000 for the three month period ended September 30, 1996 as compared to $2,000 for the three month period ended September 30, 1995. The increase in the provision was a result of Management's evaluation of the adequacy of the allowance for loan losses including consideration of recoveries of loans previously charged off, the perceived risk exposure among loan types, actual loss experience, delinquency rates, and current economic conditions. During the three month period ended September 30, 1996, a provision of $68,000 was made to cover possible losses on a participation loan secured by commercial real estate. Subsequent to the quarter ended September 30, 1996, the property collateralizing the loan was sold at auction to the loan participants. The remaining balance of this loan is $221,000 and management feels that the provision made is adequate to cover any losses. The Bank's allowance for loan losses as a percent of total loans at September 30, 1996 was .69%.

   The Banks non-interest income increased by $66,000 to $150,000 for the three month period ended September 30, 1996 as compared to $84,000 for the same period in 1995. Service charges on deposit accounts increased by $7,000, the net loss on the sale of investments and equipment decreased by $3,000 and gains on trading account securities were $53,000 for the quarter ended September 30, 1996. There were no significant changes in any other single category of non-interest income.

   Non-interest expense increased by $795,000 to $1.535 million for the three month period ended September 30, 1996 as compared to $740,000 for the same period in 1995. The special SAIF assessment to rebuild the SAIF fund was signed into law on September 30, 1996. The Bank's assessment was $706,000 and was expensed in its entirety during the quarter ended September 30, 1996.

   Occupancy expense increased by $13,000 to $49,000 compared to $36,000 for the same period in 1995. This increase was mainly the result of expenses associated with the Bank's new branch office in New Tazewell, Tennessee.

   Equipment and data processing expense increased by $35,000 to $112,000 for the three month period ended

September 30, 1996 from $77,000 for the three month period ended September 30, 1995 primarily due to $10,000 in processing fees attributable to three ATMs the Bank placed into service during the quarter ended December 31, 1995 and a $25,000 increase in depreciation and maintenance expense associated with the New Tazewell branch and renovations to the Bank's main office during the past year.

   The Bank's Federal deposit insurance premium increased by $9,000 to $70,000 for the period ended September 30, 1996 compared to $61,000 for the same period in 1995 due to a higher level of deposits. As a result of the legislation enacted to recapitalize the SAIF, the Bank's federal deposit insurance premium will be effectively reduced by approximately $18,000 per month beginning January 1, 1997.

   Professional services increased by $17,000 to $51,000 for the three month period ended September 30, 1996 as compared to $34,000 for the same period in 1995 due to an increase of $3,000 in legal expenses and an increase in consulting fees of $14,000. The Bank employed consultants to improve its operations during the quarter ended September 30, 1996. The project was completed in November 1996 and the associated expense ended at that point.

   Kentucky savings and loan tax increased by $6,000 to $32,000 at September 30, 1996 from $26,000 at September 30, 1995 due to a higher level of deposits.

   Other expense increased by $8,000 to $125,000 for three the month period ended September 30, 1996 from $117,000 for the three month period ended September 30, 1995. This increase was attributable to small increases affecting several expense categories.

   Income taxes decreased by $232,000 to ($108,000) for the three month period ended September 30, 1996 compared to $124,000 for the three months ended September 30, 1995 due to a net loss incurred, which resulted in a tax benefit for the period.

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

              Exhibit 27 Financial Data Schedule

                           HFB FINANCIAL CORPORATION

                                   Signatures


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed in its behalf by the undersigned, thereunto duly authorized.



                              HFB FINANCIAL CORPORATION

                              By: /s/ David B. Cook
                                 ----------------------------------------------
                                 David B. Cook
                                 President and
                                 Chief Executive Officer


                              By: /s/ Stanley Alexander, Jr.
                                 -----------------------------------------------
                                 Stanley Alexander, Jr.
                                 Chief Financial Officer



Dated: November 8, 1996