Form 10-Q
period 1996-12-31
HFB FINANCIAL CORP
filed 1997-02-13
CIK 892157

                                 UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549

                                   FORM 10-Q

                [X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934



                For the quarterly period ended December 31, 1996

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


The number of shares of the registrant's $1 par value common stock outstanding at December 31, 1996 was 627,836.



There are a total of 18 pages filed in this document.

                           HFB FINANCIAL CORPORATION

                                   I N D E X
                                   ---------


                                                                     PAGE NO.
                                                                     --------

PART I - FINANCIAL INFORMATION

 Item  1.  Financial Statements

           Consolidated Balance Sheets                                      3


           Consolidated Statements of Earnings                              4


           Consolidated Statement of Stockholders' Equity                   5


           Consolidated Statements of Cash Flows                          6-7


           Notes to Consolidated Financial Statements                    8-10

 Item  2.  Management's Discussion and Analysis of
             Financial Condition and Results of Operations              11-16


PART II - OTHER INFORMATION                                                17


SIGNATURES                                                                 18

                           HFB FINANCIAL CORPORATION
                          Consolidated Balance Sheets
                                  (Unaudited)

                                                                                    December 31,               June 30,
     Assets                                                                            1996                     1996
                                                                                ------------------        -----------------
Cash and equivalents                                                                    $5,058,951               $4,744,672
Trading securities, at fair value                                                          594,479                  246,500
Investment securities, available for sale, at market value
  (amortized cost of $14,438,590 and $13,245,033 at Dec. 31, 1996
  and June 30, 1996, respectively)                                                      14,426,027               13,160,481
Investment securities, held to maturity, at amortized cost
  (including unrealized gain of $27,598 at Dec. 31, 1996, market value of
  $10,060,198 and $9,405,221 at Dec 31, 1996 and June 30, 1996, respectively)           10,146,497                9,611,689
Loans receivable, net                                                                   99,657,063               95,973,650
Mortgage-backed securities, available for sale, at market value
  (amortized cost of $7,391,421 and $7,857,319 at Dec. 31, 1996
  and June 30, 1996, respectively)                                                       7,312,587                7,677,022
Mortgage-backed securities, held to maturity, at amortized cost
  (market value of $11,572,465 and $10,979,790 at Dec. 31, 1996
  and June 30, 1996, respectively)                                                      11,677,111               11,312,956
Accrued interest receivable                                                                926,527                  954,626
Real estate owned                                                                          215,971                        -
Premises and equipment, net                                                              2,278,734                2,370,438
Other assets (including prepaid income taxes of $-0- and $13,893
  at Dec. 31, 1996 and June 30, 1996, respectively)                                        130,037                  195,763
                                                                                ------------------        -----------------
     Total assets                                                                     $152,423,984             $146,247,797
                                                                                ==================        =================

     Liabilities and Stockholders' Equity

Deposits                                                                              $130,870,591             $126,742,237
Accrued interest on deposits                                                               567,051                  534,298
Advances from Federal Home Loan Bank                                                     4,548,598                2,650,348
Advances from borrowers for taxes and insurance                                            103,672                  137,152
Accrued expenses and other liabilities                                                     642,652                  570,077
Income taxes payable                                                                       166,449                   41,418
                                                                                ------------------        -----------------
     Total liabilities                                                                 136,899,013              130,675,530
                                                                                ------------------        -----------------

Commitments and contingencies                                                                    -                        -

     Stockholders' Equity
Preferred stock, $1 par value, authorized: 1,000,000 shares; none issued                         -                        -
Common stock, $1 par value; authorized: 5,000,000 shares: issued and outstanding: 749,064 and 746,064 shares at Dec. 31, 1996 and
   June 30, 1996, respectively                                                             749,064                  746,064
Additional paid-in capital                                                               6,339,189                6,297,130
Less:   Common stock acquired by ESOP with borrowed funds                                 (167,543)                (209,428)
        Common stock acquired by Management Recognition Plan and
           Supplemental Executive Retirement Plan                                         (121,250)                (121,250)
        Common stock acquired by Rabbi trusts for deferred compensation plans             (258,290)                (258,290)
Treasury stock, at cost, 121,228 and 112,378 shares at Dec. 31, 1996 and
   June 30, 1996, respectively                                                          (2,030,955)              (1,826,405)
Net unrealized gain (loss) on securities available for sale                                (40,882)                (149,320)
Retained earnings - substantially restricted                                            11,055,638               11,093,766
                                                                                ------------------        -----------------
     Total stockholders' equity                                                         15,524,971               15,572,267
                                                                                ------------------        -----------------
     Total liabilities and stockholders' equity                                       $152,423,984             $146,247,797
                                                                                ==================        =================

See accompanying notes to consolidated financial statements.

                           HFB FINANCIAL CORPORATION

                      Consolidated Statements of Earnings
                                  (unaudited)

                                                             Three months ended                    Six months ended
                                                                 December 31,                         December 31,
                                                            1996             1995                1996            1995
                                                        ------------------------------       -----------------------------
Interest income:
  Loans receivable                                        $2,105,916       $1,914,389          $4,140,969      $3,756,274
  Mortgage-backed securities                                 300,924          312,272             594,996         621,514
  Trading account securities                                   1,516                -               2,976               -
  Investment securities                                      394,711          267,033             775,591         531,590
  Other interest-earning assets                               36,145           33,448              79,493          82,018
                                                        ------------     ------------        ------------    ------------
    Total interest income                                  2,839,212        2,527,142           5,594,025       4,991,396
                                                        ------------     ------------        ------------    ------------
Interest expense:
  Deposits                                                 1,569,499        1,445,937           3,145,191       2,817,110
  Borrowed funds                                              45,003           38,302              81,427          95,400
                                                        ------------     ------------        ------------    ------------
    Total interest expense                                 1,614,502        1,484,239           3,226,618       2,912,510
                                                        ------------     ------------        ------------    ------------
    Net interest income                                    1,224,710        1,042,903           2,367,407       2,078,886
Provision for loan losses                                      8,812           17,458              86,559          19,408
                                                        ------------     ------------        ------------    ------------
    Net interest income after provision for
      loan losses                                          1,215,898        1,025,445           2,280,848       2,059,478
                                                        ------------     ------------        ------------    ------------
Noninterest income:
  Loan service charges                                        16,291            6,242              24,924          15,160
  Service charges on NOW accounts                             75,999           65,397             148,228         130,665
  Gain (loss) on trading account securities                   67,463                -             120,633               -
  Gain (loss) on sale of investment securities
    available for sale                                         8,665                -               8,665            (625)
  Gain (loss) on sale of premises and equipment                  338                -                 338          (2,590)
  Other                                                       14,292           14,774              30,571          27,703
                                                        ------------     ------------        ------------    ------------
    Total noninterest income                                 183,048           86,413             333,359         170,313
                                                        ------------     ------------        ------------    ------------
Noninterest expense:
  Compensation and benefits                                  348,538          404,680             737,948         791,645
  Occupancy expense                                           54,869           46,085             103,751          82,374
  Equipment and data processing expense                      102,749           91,620             214,599         169,116
  SAIF deposit insurance premium                              56,712           61,776             127,381         123,442
  SAIF special assessment                                          -                -             705,859
  Professional services                                       60,198           54,807             110,905          88,914
  Kentucky savings and loan tax                               32,500           26,250              65,000          52,500
  Other                                                      165,080          175,981             290,464         293,356
                                                        ------------     ------------        ------------    ------------
    Total noninterest expense                                820,646          861,199           2,355,907       1,601,347
                                                        ------------     ------------        ------------    ------------
    Earnings before income taxes                             578,300          250,659             258,300         628,444
                                                        ------------     ------------        ------------    ------------
Income taxes:
    Current                                                  168,675           56,259              60,250         180,859
    Deferred                                                  34,400           40,400              34,950          40,000
                                                        ------------     ------------        ------------    ------------
      Total income taxes                                     203,075           96,659              95,200         220,859
                                                        ------------     ------------        ------------    ------------
    Net earnings                                            $375,225         $154,000            $163,100        $407,585
                                                        ============     ============        ============    ============

Earnings per share                                             $0.57            $0.23               $0.25           $0.61
                                                        ============     ============        ============    ============

Dividends per share                                            $0.00            $0.00               $0.32           $0.32
                                                        ============     ============        ============    ============


See accompanying notes to consolidated financial statements.

                           HFB FINANCIAL CORPORATION

                Consolidated Statement of Stockholders' Equity

                      Six months ended December 31, 1996

                                  (Unaudited)




                                                  Additional                  MRP
                                      Common       Paid-in         ESOP*      and        Rabbi     Treasury
                                      Stock        Capital         Debt       SERP**     Trusts      Stock
                                    --------------------------------------------------------------------------
Balance at June 30, 1996              $746,064    $6,297,130    ($209,428)  ($121,250) ($258,290) ($1,826,405)

Net earnings                                 -             -            -           -          -            -

Stock issued upon exercise
  of stock options                       3,000        38,854            -           -          -            -

Dividends declared                           -             -            -           -          -            -

Treasury stock-
  8,850 shares purchased                     -             -            -           -          -     (204,550)

Reduction of ESOP debt                       -         3,205       41,885           -          -            -

Net change in unrealized gain (loss)
  on securities available for sale           -             -            -           -          -            -
                                    --------------------------------------------------------------------------

Balance at December 31, 1996          $749,064    $6,339,189    ($167,543)  ($121,250) ($258,290) ($2,030,955)
                                    ==========================================================================

                                                  Net Unrealized
                                                  Gain (Loss) on
                                                   Securities           Total
                                         Retained  Available         Stockholders'
                                         Earnings   for Sale            Equity
                                    ---------------------------------------------------
Balance at June 30, 1996              $11,093,766   ($149,320)        $15,572,267

Net earnings                              163,100           -             163,100

Stock issued upon exercise
  of stock options                              -           -              41,854

Dividends declared                       (201,228)          -            (201,228)

Treasury stock-
  8,850 shares purchased                        -           -            (204,550)

Reduction of ESOP debt                          -           -              45,090

Net change in unrealized gain (loss)
  on securities available for sale              -     108,438             108,438
                                    ---------------------------------------------------

Balance at December 31, 1996          $11,055,638    ($40,882)        $15,524,971
                                    ===================================================

*   Employees Stock Ownership Plan (ESOP)
**  Management Recognition Plan (MRP) and Supplemental Executive Retirement Plan
    (SERP)

See accompanying notes to consolidated financial statements.

                           HFB FINANCIAL CORPORATION

                     Consolidated Statements of Cash Flows
                                  (Unaudited)

                                                                                 Six months ended
                                                                                   December 31,
                                                                              1996               1995
                                                                       ------------------  ----------------
Cash flows from operating activities:
  Net earnings                                                                  $163,100          $407,585
  Adjustments to reconcile net earnings to net cash
    provided by operating activities:
      Depreciation and amortization of premises and equipment                    115,419            72,258
      Amortization of cost of ESOP                                                41,885            41,886
      Distribution of Rabbi Trusts assets                                              -             5,179
      Amortization of cost of Management Recognition Plan                              -            18,300
      Amortization of premiums and discounts on investment
        securities and mortgage-backed securities                                 11,486            22,534
      FHLB stock dividend                                                        (38,600)          (36,100)
      Deferred income taxes                                                       34,950            40,000
      Provision for loan losses                                                   86,559            19,408
      Loss (gain) on trading account securities                                 (120,633)                -
      Sales of trading account securities                                        911,675                 -
      Purchases of trading account securities                                 (1,139,021)                -
      Loss (gain) on sale of premises and equipment                                 (338)            2,590
      Loss (gain) on sale of investment securities
        available for sale                                                        (8,665)              625
      Decrease (increase) in accrued interest receivable                          28,099           (67,275)
      Decrease (increase) in other assets                                         51,833            10,129
      Increase (decrease) in accrued interest on deposits                         32,753            93,045
      Increase (decrease) in accrued expenses and other liabilities               72,575            45,642
      Increase (decrease) in income taxes payable                                 58,248             9,859
                                                                       ------------------  ----------------

          Net cash provided by (used in) operating activities                    301,325           685,665
                                                                       ------------------  ----------------

Cash flows from investing activities:
  Principal collected on investment securities
    available for sale                                                           305,568           309,255
  Proceeds from sales of investment securities
    available for sale                                                         2,504,062         1,999,375
  Purchases of investment securities
    available for sale                                                        (3,992,032)       (2,475,156)
  Proceeds from investment securities matured                                  1,002,776         2,653,352
  Purchases of investment securities                                          (1,500,000)       (3,500,000)
  Principal collected on mortgage-backed securities
    available for sale                                                           454,093            42,648
  Purchases of mortgage-backed securities                                              -        (1,509,567)
    available for sale
  Principal collected on mortgage-backed securities                              625,560         1,247,840
  Purchases of mortgage-backed securities                                       (996,012)                -
  Mortgage loans originated, net of principal collected                       (3,565,946)       (4,023,603)
  Purchases of, net of principal collected on, mortgage loans
    serviced by other institutions                                               111,020           536,996
  (Increase) decrease in consumer loans                                         (630,104)         (789,600)
  Proceeds from sales of real estate owned                                             -            93,307
  Proceeds from sales of premises and equipment                                      901             4,200
  Acquisition of premises and equipment used in
    Bank's business                                                              (24,278)         (575,553)
                                                                       ------------------  ----------------

          Net cash provided by (used in) investing activities                ($5,604,392)      ($5,986,506)
                                                                       ------------------  ----------------

                                  (continued)

                           HFB FINANCIAL CORPORATION

                                  (Unaudited)

                                                                    Six months ended
                                                                       December 31,
                                                                 1996               1995
                                                          -----------------  ------------------
Cash flows from financing activities:
  Proceeds from sale of common stock                               $30,000             $40,000
  Purchase of treasury stock                                      (204,550)           (248,250)
  Dividends paid to stockholders                                  (201,228)           (208,175)
  Proceeds from advances from Federal Home Loan Bank             5,800,000                   -
  Repayment of advances from Federal
    Home Loan Bank                                              (3,901,750)         (1,899,688)
  Net increase (decrease) in deposits                            4,128,354           7,473,999
  Net increase (decrease) in advances from borrowers
    for taxes and insurance                                        (33,480)            (49,031)
                                                          -----------------  ------------------

          Net cash provided by (used in) financing
            activities                                           5,617,346           5,108,855
                                                          -----------------  ------------------

Net increase (decrease) in cash and cash
  equivalents                                                      314,279            (191,986)
Cash and cash equivalents at beginning of
  the period                                                     4,744,672           4,010,205
                                                          -----------------  ------------------

          Cash and cash equivalents at end of
            the period                                          $5,058,951          $3,818,219
                                                          =================  ==================

Supplemental cash flow disclosures:
  Cash paid during the period for:
    Interest                                                    $3,191,906          $2,825,257
                                                          =================  ==================

    Income taxes                                                    $2,002            $171,000
                                                          =================  ==================

Noncash activity:
  Acquisition of real estate in settlement of
    loans                                                         $215,971                   -
                                                          =================  ==================

  Transfer of investment securities, available for sale,
    to held to maturity                                                  -          $1,475,985
                                                          =================  ==================

  Transfer of investment securities, held to maturity,
    to available for sale                                                -          $8,307,712
                                                          =================  ==================

  Transfer of mortgage-backed securities, held to maturity
    to available for sale                                                -          $7,082,419
                                                          =================  ==================



See accompanying notes to consolidated financial statements.

                           HFB FINANCIAL CORPORATION

            Notes to Consolidated Financial Statements (Unaudited)

1.   Basis of Presentation:

         The unaudited consolidated financial information for the three and six month periods ended December 31, 1996 and 1995 includes the results of operations of HFB Financial Corporation (the "Corporation") and its wholly owned subsidiary Home Federal Bank, Federal Savings Bank ("Home Federal" or the "Bank"). HFB Financial Corporation acquired 100 percent of the Bank's stock during the completion of the Bank's conversion from mutual to stock form on December 28, 1992. The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial statements and with the instructions to Form 10-Q. It is suggested that these statements and notes be read in conjunction with the financial statements and notes thereto included in the Bank's annual report for the year ended June 30, 1996 on Form 10-K filed with the Securities and Exchange Commission.

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

The following sets forth information with respect to the Bank's non-performing assets at December 31, 1996 and June 30, 1996:

                            (Dollars in thousands)

                                                                                    December 31,        June 30,
                                                                                        1996              1996
                                                                                    ------------        --------
          Loans accounted for on a nonaccrual basis (1)                                    $-               $-
                                                                                          ---              ---
          Accruing loans which are contractually past due
              90 days or more: (1)
                   Real estate                                                           $206             $657
                   Consumer                                                                 3                3
                   Commercial                                                               -                -
                                                                                         ----             ----
                                                                                         $209             $660
                                                                                         ====             ====
              Total of nonaccrual and 90 days or more
                   past due loans                                                        $209             $660

          Real estate owned                                                               216                -
                                                                                         ----             ----
              Total non-performing assets                                                $425             $660
                                                                                         ====             ====
          Nonaccrual and 90 days or more past due loans
              as a percentage of total loans, net                                         .21%             .69%
                                                                                         ====             ====
          Nonaccrual and 90 days or more past due loans
              as a percentage of total assets                                             .14%             .45%
                                                                                         ====             ====
          Non-performing assets as a percentage of total assets                           .28%             .45%
                                                                                         ====             ====



          (1) Interest on delinquent loans is accrued to income to the extent considered collectible. Nonaccrual loans did not have a material effect on the Bank's interest income for the periods ended December 31, 1996 and June 30, 1996.


The Bank has a potential problem commercial real estate loan at December 31, 1996. The carrying amount of the loan is approximately $1.4 million. The property is not generating sufficient cash flow to fund debt service payments. The borrower was unable to fund the January, 1997 payment due and the Bank funded $131,000 in working capital loans secured by a second mortgage on the properties.

The following sets forth the activity in the Bank's allowance for loan losses for the six months ended December 31, 1996:

                            (Dollars in thousands)

          Balance at June 30, 1996                                    $671
          Charge offs:
             Domestic:
                Commercial, financial and agricultural                  68
                Real estate-construction                                 -
                Real estate-mortgage                                     -
                Installment loans to individuals                         2
                                                                       ---
                                                                        70
                                                                       ---
          Recoveries:
             Domestic:
                Commercial, financial and agricultural                   -
                Real estate-construction                                 -
                Real estate-mortgage                                     -
             Installment loans to individuals                            -
                                                                       ---
                                                                         -
                                                                       ---
          Net charge offs (Recoveries):                                 70
          Additions charged to operations                               87
                                                                       ---
          Balance December 31, 1996                                   $688
                                                                      ====
          Ratio of net charge offs during the period to average
             loans outstanding during the period                      .07%
                                                                      ====

Management's Discussion and Analysis of Financial Condition and Results of Operations

General:

   HFB Financial Corporation, a Tennessee Corporation, was formed in September 1992 at the direction of Home Federal Bank, Federal Savings Bank for the purpose of becoming a holding company for the Bank as part of its conversion from mutual to stock form ("the "Conversion"). Prior to the Conversion, the Corporation did not engage in any material operations and at December 31, 1996, its primary operation was its investment in the common stock of the Bank.

   The Bank is principally engaged in the business of accepting deposits from the general public and originating permanent loans which are secured by one-to-four family residential properties located in its market area. The Bank also originates consumer loans and commercial real estate loans, and maintains a substantial investment portfolio of mortgage-backed and other investment securities.

   The operations of Home Federal, and savings institutions generally, are significantly influenced by general economic conditions and the monetary and fiscal policies of government regulatory agencies. Deposit flows and costs of funds are influenced by interest rates on competing investments and prevailing market rates of interest. Lending activities are affected by the demand for financing real estate and other types of loans, which in turn are influenced by the interest rates at which such financing may be offered and other factors related to loan demand and the availability of funds. Just as the Bank's operations are influenced by regulatory authorities, so are its liquidity levels and capital resources. As of December 31, 1996, management is not aware of any current recommendations by the regulatory authorities, which if implemented, would have a material effect on the Bank's operations, liquidity or resources.

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

Financial Condition

   The Corporation's assets increased by 4.22% to $152.4 million at December 31, 1996 compared to $146.2 million at June 30, 1996. The majority of this increase is reflected in investment securities and loans receivable, which was primarily funded by an increase in deposits and short term borrowings.

   Cash and cash equivalents increased by $300,000 to $5.0 million at December 31, 1996 from $4.7 million at June 30, 1996. This increase was primarily funded by increased deposits and borrowings in the quarter ended December 31, 1996.

   The Bank's asset composition continues to change due to volatility in interest rates, aggressive competition and loan demand. The most significant change in the asset mix is reflected in the Bank's loan portfolio. In the current interest rate environment, a substantial portion of loans originated were adjustable-rate residential mortgages. During the six months ended December 31, 1996, the Bank originated $6.9 million in mortgages. Total loans receivable, net increased 3.84% to $99.7 million at December 31, 1996 compared to $96.0 million at June 30, 1996.

   The Bank augments its lending activities and increases its asset yields by investing in mortgage-backed securities "MBSs " and U.S. Government securities. During the six months ended December 31, 1996, the investment and MBS portfolio's increased $1.8 million to $43.6 million from $41.8 million at June 30, 1996. During this period, management purchased $6.5 million in investment securities and MBSs funded primarily by proceeds from called, maturing and the sale of investment securities and principal collected on MBSs. The remaining increase of $1.8 million was funded with excess liquidity. In order to effectively manage these portfolios, the available for sale "AFS" portfolios are maintained at approximately 50% of the total investment and MBS portfolios. At December 31, 1996, investment securities, AFS and MBSs, AFS were $21.7 million with a net unrealized loss of $91,000.

          At December 31, 1996, the balance in real estate owned was $216,000 compared to $0 at June 30, 1996. The $216,000 balance represents an interest in a commercial building in Nicholasville, Kentucky, which was obtained through foreclosure during the quarter ended December 31, 1996. Management expects to sell this property within the next six months with no loss.

   Total deposits increased by $4.2 million to $130.9 million at December 31,
1996 from $126.7 million at June 30, 1996.   The deposit mix continues to change
with low cost savings and money market deposit accounts shifting into higher rate certificates of deposit ("CDs"). During the six months ended December 31, 1996, CDs increased $3.2 million and NOW accounts increased $1.3 million, while passbook savings and money market deposit accounts decreased by $248,000.

   Advances from borrowers for taxes and insurance decreased by $33,000 for the six months ended December 31, 1996 due to the timing of tax and insurance payments.

   Accrued expenses and other liabilities increased by $73,000 during the six months ended December 31, 1996 primarily as the result of the timing of payments of Kentucky saving and loan taxes and other expenses.

   Income taxes payable increased by $125,000 for the six months ended December 31, 1996, due to the timing of tax payments.

   Certain components of stockholders' equity increased during the six months ended December 31, 1996 as the result of employee stock options exercised and a reduction of the Employee Stock Ownership Plan debt. Also, 8,850 shares of treasury stock were purchased at a cost of $205,000 during the six month period ended December 31, 1996.

   The Bank's regulatory liquidity ratio was 21.13% at December 31, 1996 as compared to 21.29% at June 30, 1996. At December 31, 1996 the Bank met all the fully phased-in regulatory capital requirements under FIRREA. Tangible, core and risk-based capital ratios were 9.7%, 9.7% and 25.4% respectively at December 31, 1996 as compared to 10.2%, 10.2% and 23.3% at June 30, 1996.

Results of Operations for the Three Months Ended December 31, 1996 and 1995

   Net earnings increased by $221,000 to $375,000 for the three months ended December 31, 1996 from $154,000 for the three months ended December 31, 1995. The primary reasons for the increase were a $182,000 increase in net interest income, a $8,000 decrease in provision for loan losses, a $97,000 increase in noninterest income and a $56,000 decrease in compensation and benefits offset by a $16,000 increase in other non-interest expenses and a $106,000 increase in income tax expense.

   Net interest income increased by $182,000 for the three month period ended December 31, 1996 as compared to the three month period ended December 31, 1995. Interest income increased during the quarter as the result of an increase in volume of net interest-earning assets.

   Interest on loans increased by $192,000 to $2.106 million for the three month period ended December 31, 1996 as compared to $1.914 million for the three month period ended December 31, 1995. This increase is attributable to a higher weighted average balance of loans receivable outstanding at a higher yield.

   Interest on MBSs decreased by $11,000 to $301,000 during the three month period ended December 31, 1996 from $312,000 for the three month period ended December 31, 1995, primarily due to a lower weighted average balance outstanding during the period ending December 31, 1996.

   Interest on investment securities increased by $128,000 to $395,000 for the three month period ended December 31, 1996 from $267,000 for the three month period ended December 31, 1995. This increase was primarily due to increased volume and higher rates on new purchases.

   Interest on other interest-earning assets increased by $3,000 to $36,000 for the three month period ended December 31, 1996 from $33,000 for the three month period ended December 31, 1995 due to a higher level of interest-bearing cash balances at higher yields.

   Interest on deposits increased by $123,000 to $1.569 million for the three month period ended December 31, 1996 from $1.446 million for the three month period ended December 31, 1995 as a result of higher interest rates, higher volume and a change in the overall deposit mix. Lower rate savings accounts declined, while CDs increased.

   Interest on borrowed funds increased by $7,000 to $45,000 for the three month period ended December 31, 1996 from $38,000 for the three month period ended December 31, 1995 due to higher levels of borrowing.

   Provision for loan losses was $9,000 for the three month period ended December 31, 1996 as compared to $17,000 for the three month period ended December 31,1995. The decrease in the provision was a result of Management's evaluation of the adequacy of the allowance for loan losses including consideration of recoveries of loans previously charged off, the perceived risk exposure among loan types, actual loss experience, delinquency rates, and current economic conditions. The Bank's allowance for loan losses as a percent of total loans at December 31, 1996 was .69%.

   The Banks non-interest income increased by $97,000 to $183,000 for the three month period ended December 31, 1996 as compared to $86,000 for the same period in 1995. Service charges on deposit accounts increased by $11,000, loan service charges increased by $10,000, gain on the sale of investment securities "AFS" increased by $9,000 and gains on trading account securities increased by $67,000.

   Non-interest expense decreased by $40,000 to $821,000 for the three month period ended December 31, 1996 as compared to $861,000 for the same period in 1995. Compensation and benefits decreased by $56,000 to $349,000 for the three month period ended December 31, 1996 as compared to $405,000 for the same period in 1995. This decrease is primarily attributable to a reduction in the funding of the Bank's retirement plan.

   Occupancy expense increased by $9,000 to $55,000 for the three month period ended December 31, 1996 compared to $46,000 for the same period in 1995. This increase was mainly the result of expenses associated with the new branch office in New Tazewell.

   Equipment and data processing expense increased by $11,000 to $103,000 for the three month period ended December 31, 1996 from $92,000 for the three month period ended December 31, 1995 primarily due to increased data processing fees and depreciation expense identifiable with the New Tazewell branch.

   SAIF deposit insurance premiums decreased by $6,000 to $57,000 for the three month period ended December 31, 1996 as compared to the three month period ended December 31, 1995 due to lower premiums as a result of the recapitalization of Savings Association Insurance Fund in September 1996. Professional services increased by $5,000 to $60,000 for the quarter ended December 31, 1996 from $55,000 for the same period in 1995 due to the cost of consultants used during the period. That project was completed in November and the associated expense ended at that point.

   Kentucky savings and loan tax increased by $6,000 to $32,000 for the three month period ended December 31, 1996 from $26,000 for the three month period ended December 31, 1995 due to a higher level of deposits.

   Other expense decreased by $11,000 to $165,000 for the three month period ended December 31, 1996 from $176,000 for the three month period ended December 31, 1995 as the result of small reductions in several expense categories.

   Income taxes increased by $106,000 to $203,000 for the three month period ended December 31, 1996 compared to $97,000 for the three months ended December 31, 1995 due to higher earnings.

Results of Operations for the Six Months Ended December 31, 1996 and 1995

   Net earnings decreased by $245,000 to $163,000 for the six months ended December 31, 1996 from $408,000 for the six months ended December 31, 1995. The primary reasons for the decrease were a $289,000 increase in net interest income, an increase of $163,000 in non-interest income and decrease of $126,000 in income tax expense offset by a $68,000 increase in provision for loan losses, a $49,000 increase in non-interest expense and a one time SAIF special assessment of $706,000.

   Net interest income increased by $289,000 for the six month period ended December 31, 1996 as compared to the six month period ended December 31, 1995. During the six months ended December 31, 1996, the Bank's net interest income increased primarily as a result of higher volume of net interest-earning assets.

   Interest on loans increased by $385,000 to $4.141 million for the six month period ended December 31, 1996 as compared to $3.756 million for the six month period ended December 31, 1995. This increase is mainly attributable to a higher volume of loans receivable outstanding.

   Interest on MBSs decreased by $27,000 to $595,000 during the six month period ended December 31, 1996 from $622,000 on for the six month period ended December 31, 1995 primarily due to a lower weighted average balance.

   Interest on investment securities increased by $244,000 to $776,000 for the six month period ended December 31, 1996 from $532,000 for the six month period ended December 31, 1995. This increase was primarily due to increased volume and higher yields on new purchases.

   Interest on deposits increased by $328,000 to $3.145 million for the six month period ended December 31, 1996 from $2.817 million for the six month period ended December 31, 1995 as a result of higher interest rates, higher volume and a change in the overall deposit mix. Lower rate NOW accounts and savings accounts declined, while CDs increased.

   Interest on borrowed funds decreased by $14,000 to $81,000 for the six month period ended December 31, 1996 from $95,000 for the six month period ended December 31, 1995 due to lower levels of borrowing.

   Provision for loan losses increased by $68,000 to $87,000 for the six month period ended December 31, 1996 compared $19,000 for the six month period ended December 31, 1995. This level of provision was a result of Management's evaluation of the adequacy of the allowance for loan losses including consideration of recoveries of loans previously charged off, the perceived risk exposure among loan types, actual loss experience, delinquency rates, and current economic conditions. During the quarter ended September 30, 1996, a provision of $68,000 was made to cover possible losses on a participation loan secured by commercial real estate. The Bank's allowance for loan losses as a percent of total loans at December 31, 1996 was .69%.

   The Banks non-interest income increased by $163,000 to $333,000 for the six month period ended December 31, 1996 as compared to $170,000 for the same period in 1995. Loan service charges increased by $10,000, service charges on deposit accounts increased by $18,000, a net gain on the sale of trading account securities increased by $121,000, and a net gain on the sale of investment securities AFS, accounting for most of the increase. There were no significant changes in any other single category of non-interest income.

   Non-interest expense increased by $755,000 to $2.356 million for the six month period ended December 31, 1996 as compared to $1.601 million for the same period in 1995. Compensation and benefits decreased by $54,000 to $738,000 for the six month period ended December 31, 1996 as compared to $792,000 for the same period in 1995. This decrease is primarily due to a reduction in the cost funding the Bank's retirement plan.

   Occupancy expense increased by $22,000 to $104,000 for the six month period ended December 31, 1996 compared to $82,000 for the same period in 1995. This increase was mainly the result of expenses associated with the new branch office in New Tazewell, which started operations in October 1996.

   Equipment and data processing expense increased by $46,000 to $215,000 for the six month period ended December 31, 1996 from $169,000 for the six month period ended December 31, 1995 primarily due to increased data processing fees and depreciation expense identifiable with the New Tazewell branch.

   The Banks Federal deposit insurance premium increased by $4,000 to $127,000 for the six month period ended December 31, 1996 from $123,000 for the six month period ended December 31, 1995 due to a higher level of deposits. As a result of the legislation enacted to recapitalize the SAIF, the Bank's federal deposit insurance premium will be effectively reduced by approximately $18,000 per month beginning January 1, 1997. In addition to the Bank's regular deposit insurance assessment, a one time special assessment of $706,000 in accordance with legislation enacted on September 30, 1996 for the recapitalizion of the SAIF was expensed during the six months ended December 31, 1996.

   Professional services increased by $22,000 to $111,000 for the six month period ended December 31, 1996 compared to $89,000 for the same period in 1995. Most of this increase consisted of $18,000 in consulting fees. The Bank employed consultants to improve its operations during the six months ended December 31, 1996. The project was completed in November 1996 and the associated expense ended at that point.

   Kentucky savings and loan tax increased by $12,000 to $65,000 for the six month period ended December 31, 1996 from $53,000 for the six month period ended December 31, 1995 due to a higher level of deposits.

   Other expense decreased by $3,000 to $290,000 for six the month period ended December 31, 1996 from $293,000 for the six month period ended December 31, 1995. There were no major deviations in any one category of other expenses during the six months ended December 31, 1996 as compared to the six months ended December

31, 1995.

   Income taxes decreased by $126,000 to $95,000 for the six month period ended December 31, 1996 compared to $221,000 for the six months ended December 31, 1995 due to lower earnings.

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



                                 HFB FINANCIAL CORPORATION

                                 By: /s/ David B. Cook
                                    -------------------------------
                                    David B. Cook
                                    President and
                                    Chief Executive Officer


                                 By: /s/ Stanley Alexander, Jr.
                                    -------------------------------
                                    Stanley Alexander, Jr.
                                    Chief Financial Officer



Dated: February 10, 1997