Form 10-Q
period 1997-03-31
HFB FINANCIAL CORP
filed 1997-05-14
CIK 892157

                                 UNITED STATES

                      SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C.  20549

                                   FORM 10-Q

                [X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934



                 For the quarterly period ended March 31, 1997

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


The number of shares of the registrant's $1 par value common stock outstanding at March 31, 1997 was 644,284.



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

                           HFB FINANCIAL CORPORATION
                          Consolidated Balance Sheets
                                  (Unaudited)

                                                                                            March 31,            June 30,
                                                                                              1997                 1996
                                                                                          ------------         ------------
          Assets


       Cash and equivalents                                                                 $3,648,457           $4,744,672
       Trading securities, at fair value                                                       783,240              246,500
       Investment securities, available for sale, at market value
         (amortized cost of $17,724,705 and $13,245,033 at March 31, 1997
         and June 30, 1996, respectively)                                                   17,441,242           13,160,481
       Investment securities, held to maturity, at amortized cost
         (market value of $9,876,880 and $9,405,221
         at March 31, 1997 and June 30, 1996, respectively)                                 10,164,467            9,611,689
       Loans receivable, net                                                               101,329,214           95,973,650
       Mortgage-backed securities, available for sale, at market value
         (amortized cost of $7,294,777 and $7,857,319 at March 31, 1997
         and June 30, 1996, respectively)                                                    7,174,072            7,677,022
       Mortgage-backed securities, held to maturity, at amortized cost
         (market value of $11,000,960 and $10,979,790 at March 31, 1997
         and June 30, 1996, respectively)                                                   11,222,919           11,312,956
       Accrued interest receivable                                                           1,149,870              954,626
       Real estate owned                                                                       215,971                    -
       Premises and equipment, net                                                           2,223,059            2,370,438
       Other assets (including prepaid income taxes of $12,135 and $13,893
         at March 31, 1997 and June 30, 1996, respectively)                                    126,308              195,763
                                                                                          ------------         ------------
            Total assets                                                                  $155,478,819         $146,247,797
                                                                                          ============         ============
            Liabilities and Stockholders' Equity

       Deposits                                                                           $134,053,266         $126,742,237
       Accrued interest on deposits                                                          1,083,030              534,298
       Advances from Federal Home Loan Bank                                                  3,734,815            2,650,348
       Advances from borrowers for taxes and insurance                                         111,556              137,152
       Accrued expenses and other liabilities                                                  659,914              570,077
       Income taxes payable                                                                     12,267               41,418
                                                                                          ------------         ------------
            Total liabilities                                                              139,654,848          130,675,530
                                                                                          ------------         ------------

       Commitments and contingencies                                                                 -                    -

            Stockholders' Equity
       Preferred stock, $1 par value, authorized: 1,000,000 shares; none issued                      -                    -
       Common stock, $1 par value; authorized: 5,000,000 shares; issued:
          765,512 and 746,064 shares at March 31, 1997 and
          June 30, 1996, respectively                                                          765,512              746,064
       Additional paid-in capital                                                            6,559,238            6,297,130
       Less:   Common stock acquired by ESOP with borrowed funds                              (138,000)            (209,428)
               Common stock acquired by Management Recognition Plan and
                  Supplemental Executive Retirement Plan                                      (100,950)            (121,250)
               Common stock acquired by Rabbi trusts for deferred compensation plans          (258,290)            (258,290)
       Treasury stock, at cost, 121,228 and 112,378 shares at March 31, 1997 and
          June 30, 1996, respectively                                                       (2,030,955)          (1,826,405)
       Net unrealized gain (loss) on securities available for sale                            (242,679)            (149,320)
       Retained earnings - substantially restricted                                         11,270,095           11,093,766
                                                                                          ------------         ------------
            Total stockholders' equity                                                      15,823,971           15,572,267
                                                                                          ------------         ------------
            Total liabilities and stockholders' equity                                    $155,478,819         $146,247,797
                                                                                          ============         ============

       See accompanying notes to consolidated financial statements.

                           HFB FINANCIAL CORPORATION
                      Consolidated Statements of Earnings
                                  (unaudited)

                                                               Three months ended          Nine months ended
                                                                    March 31,                   March 31,
                                                               1997          1996          1997          1996
                                                            ----------    ----------    ----------    ----------
   Interest income:
     Loans receivable                                       $2,104,906    $1,948,064    $6,245,875    $5,704,338
     Mortgage-backed securities                                292,545       313,100       887,541       934,614
     Trading account securities                                  2,830             -         5,806             -
     Investment securities                                     421,679       277,776     1,197,270       809,366
     Other interest-earning assets                              34,668        56,613       114,161       138,631
                                                            ----------    ----------    ----------    ----------
       Total interest income                                 2,856,628     2,595,553     8,450,653     7,586,949
                                                            ----------    ----------    ----------    ----------
   Interest expense:
     Deposits                                                1,567,070     1,497,229     4,712,261     4,314,339
     Borrowed funds                                             53,827        36,696       135,254       132,096
                                                            ----------    ----------    ----------    ----------
       Total interest expense                                1,620,897     1,533,925     4,847,515     4,446,435
                                                            ----------    ----------    ----------    ----------
       Net interest income                                   1,235,731     1,061,628     3,603,138     3,140,514
   Provision for loan losses                                     5,073         5,583        91,632        24,991
                                                            ----------    ----------    ----------    ----------
       Net interest income after provision for
         loan losses                                         1,230,658     1,056,045     3,511,506     3,115,523
                                                            ----------    ----------    ----------    ----------
   Noninterest income:
     Loan service charges                                        9,566         7,711        34,490        22,871
     Service charges on NOW accounts                            84,036        61,920       232,264       192,585
     Gain (loss) on trading account securities                 109,107             -       229,740             -
     Gain (loss) on sale of investment securities
       available for sale                                        1,963             -        10,628          (625)
     Gain (loss) on sale of premises and equipment                   -           950           338        (1,640)
     Other                                                      20,742        18,717        51,313        46,420
                                                            ----------    ----------    ----------    ----------
       Total noninterest income                                225,414        89,298       558,773       259,611
                                                            ----------    ----------    ----------    ----------
   Noninterest expense:
     Compensation and benefits                                 391,959       407,734     1,129,907     1,199,379
     Occupancy expense                                          46,597        40,971       150,348       123,345
     Equipment and data processing expense                     117,825       104,464       332,424       273,580
     SAIF deposit insurance premium                             20,519        65,613       147,900       189,055
     SAIF special assessment                                         -             -       705,859             -
     Professional services                                      43,755        53,162       154,660       142,076
     Kentucky savings and loan tax                              23,676        29,185        88,676        81,685
     Other                                                     132,352       125,281       422,816       418,637
                                                            ----------    ----------    ----------    ----------
       Total noninterest expense                               776,683       826,410     3,132,590     2,427,757
                                                            ----------    ----------    ----------    ----------
       Earnings before income taxes                            679,389       318,933       937,689       947,377
                                                            ----------    ----------    ----------    ----------
   Income taxes:
       Current                                                 262,816       105,450       323,066       286,309
       Deferred                                                (10,500)        3,800        24,450        43,800
                                                            ----------    ----------    ----------    ----------
        Total income taxes                                     252,316       109,250       347,516       330,109
                                                            ----------    ----------    ----------    ----------
       Net earnings                                         $  427,073    $  209,683    $  590,173    $  617,268
                                                            ==========    ==========    ==========    ==========

   Earnings per share                                       $     0.65    $     0.31    $     0.90    $     0.92
                                                            ==========    ==========    ==========    ==========

   Dividends per share                                      $     0.33    $     0.32    $     0.65    $     0.64
                                                            ==========    ==========    ==========    ==========



   See accompanying notes to consolidated financial statements.

                           HFB FINANCIAL CORPORATION

                Consolidated Statement of Stockholders' Equity

                       Nine months ended March 31, 1997

                                  (Unaudited)

                                                    Additional                  MRP
                                          Common     Paid-in        ESOP*       and        Rabbi      Treasury
                                          Stock      Capital        Debt       SERP**     Trusts        Stock
                                         --------   ----------   ---------   ---------   ---------   -----------
Balance at June 30, 1996                 $746,064   $6,297,130   ($209,428)  ($121,250)  ($258,290)  ($1,826,405)

Net earnings                                    -            -           -           -           -             -

Stock issued upon exercise
  of stock options                         19,448      243,688           -           -           -             -

Dividends declared                              -            -           -           -           -             -

Treasury stock-
  8,850 shares purchased                        -            -           -           -           -      (204,550)

Reduction of ESOP debt                          -        7,482      71,428           -           -             -

Stock issued under MRP                          -       10,938           -      20,300           -             -

Net change in unrealized gain (loss)
  on securities available for sale              -            -           -           -           -             -
                                         --------   ----------   ---------   ---------   ---------   -----------

Balance at March 31, 1997                $765,512   $6,559,238   ($138,000)  ($100,950)  ($258,290)  ($2,030,955)
                                         ========   ==========   =========   =========   =========   ===========

                                                       Net Unrealized
                                                       Gain (Loss) on
                                                         Securities         Total
                                          Retained        Available     Stockholders'
                                          Earnings        for Sale          Equity
                                         -----------   --------------   ------------
Balance at June 30, 1996                 $11,093,766        ($149,320)   $15,572,267

Net earnings                                 590,173                -        590,173

Stock issued upon exercise
  of stock options                                 -                -        263,136

Dividends declared                          (413,844)               -       (413,844)

Treasury stock-
  8,850 shares purchased                           -                -       (204,550)

Reduction of ESOP debt                             -                -         78,910

Stock issued under MRP                             -                -         31,238

Net change in unrealized gain (loss)
  on securities available for sale                 -          (93,359)       (93,359)
                                         -----------   --------------   ------------

Balance at March 31, 1997                $11,270,095        ($242,679)   $15,823,971
                                         ===========   ==============   ============


*   Employees Stock Ownership Plan (ESOP)
** Management Recognition Plan (MRP) and Supplemental Executive Retirement Plan (SERP)

See accompanying notes to consolidated financial statements.

                           HFB FINANCIAL CORPORATION

                     Consolidated Statements of Cash Flows
                                  (Unaudited)

                                                                                                   Nine months ended
                                                                                                       March 31,
                                                                                                  1997           1996
                                                                                              ------------   -----------
       Cash flows from operating activities:
         Net earnings                                                                          $   590,173    $  617,268
         Adjustments to reconcile net earnings to net cash
           provided by operating activities:
             Depreciation and amortization of premises and equipment                               174,094       125,871
             Amortization of cost of ESOP                                                           71,428        70,923
             Amortization of cost of Management Recognition Plan                                    20,300        45,600
             Distribution of Rabbi trusts assets                                                         -         5,179
             Amortization of premiums and discounts on investment
               securities and mortgage-backed securities                                            15,092        36,538
             FHLB stock dividend                                                                   (58,100)      (54,400)
             Deferred income taxes                                                                  24,450        43,800
             Provision for loan losses                                                              91,632        24,991
             Loss (gain) on trading account securities                                            (229,740)            -
             Sales of trading account securities                                                 2,340,823             -
             Purchases of trading account securities                                            (2,647,823)            -
             Loss (gain) on sale of premises & equipment                                              (338)        1,640
             Loss (gain) on sale of investment securities available for sale                       (10,628)          625
             Decrease (increase) in accrued interest receivable                                   (195,244)     (188,395)
             Decrease (increase) in other assets                                                    67,697          (142)
             Increase (decrease) in accrued interest on deposits                                   548,732       655,580
             Increase (decrease) in accrued expenses and other liabilities                          89,837        36,081
             Increase (decrease) in income taxes payable                                            60,149        40,700
                                                                                              ------------   -----------

                 Net cash provided by (used in) operating activities                               952,534     1,461,859
                                                                                              ------------   -----------

       Cash flows from investing activities:
         Principal collected on investment securities available for sale                           515,604       505,727
         Proceeds from sales of investment securities
           available for sale                                                                    3,505,000     3,999,375
         Purchase of investment securities, available for sale                                  (8,485,469)   (3,973,546)
         Proceeds from investment securities matured                                             1,002,776     3,153,352
         Purchase of investment securities                                                      (1,500,000)   (5,000,000)
         Principal collected on mortgage-backed securities
           available for sale                                                                      547,175       643,523
         Purchases of mortgage-backed securities
           available for sale                                                                            -    (1,984,005)
         Principal collected on mortgage-backed securities                                       1,076,949     1,670,972
         Purchases of mortgage-backed securities                                                  (996,012)            -
         Mortgage loans originated, net of principal collected                                  (5,560,892)   (6,401,234)
         Principal collected, net of purchases of, mortgage loans
           serviced by other institutions                                                          976,345       762,393
         (Increase) decrease in consumer loans                                                  (1,077,250)   (1,085,268)
         Proceeds from sales of real estate owned                                                        -       138,596
         Proceeds from sales of premises and equipment                                                 901         5,150
         Acquisition of premises and equipment used in
           Bank's business                                                                         (27,278)     (616,338)
                                                                                              ------------   -----------

                 Net cash provided by (used in) investing activities                          ($10,022,151)  ($8,181,303)
                                                                                              ------------   -----------

         See accompanying notes to consolidated financial statements.

                                  (continued)
                                       6

                           HFB FINANCIAL CORPORATION

                     Consolidated Statements of Cash Flows
                                  (Unaudited)


                                                                   Nine months ended
                                                                        March 31,
                                                                    1997          1996
                                                                -----------   -----------
Cash flows from financing activities:
  Proceeds from sale of common stock                            $   221,896   $    40,000
  Purchase of treasury stock                                       (204,550)     (253,103)
  Dividends paid to stockholders                                   (413,844)     (412,110)
  Proceeds from advances from Federal Home Loan Bank              6,800,000            --
  Repayment of advances from Federal Home Loan Bank              (5,715,533)   (1,912,408)
  Net increase (decrease) in deposits                             7,311,029    12,734,147
  Net increase (decrease) in advances from borrowers
    for taxes and insurance                                         (25,596)      (49,742)
                                                                -----------   -----------

      Net cash provided by (used in) financing
        activities                                                7,973,402    10,146,784
                                                                -----------   -----------
Net increase (decrease) in cash and cash
  equivalents                                                    (1,096,215)    3,427,340
Cash and cash equivalents at beginning of
  the period                                                      4,744,672     4,010,205
                                                                -----------   -----------

      Cash and cash equivalents at end of
        the period                                              $ 3,648,457   $ 7,437,545
                                                                ===========   ===========
Supplemental cash flow disclosures:
  Cash paid during the period for:
    Interest                                                    $ 4,291,482   $ 3,797,292
                                                                ===========   ===========

    Income taxes                                                $   262,918   $   245,609
                                                                ===========   ===========

Noncash activity:
  Acquisition of real estate in settlement of
    loans                                                       $   215,971   $    44,736
                                                                ===========   ===========

  Transfer of investment securities, available for sale
    to held to maturity                                         $        --   $ 1,475,985
                                                                ===========   ===========

  Transfer of investment securities, held to maturity
    to available for sale                                       $        --   $ 8,307,712
                                                                ===========   ===========

  Transfer of mortgage-backed securities, held to maturity
    to available for sale                                       $        --   $ 7,082,419
                                                                ===========   ===========


See accompanying notes to consolidated financial statements.

                           HFB FINANCIAL CORPORATION

            Notes to Consolidated Financial Statements (Unaudited)

1.   BASIS OF PRESENTATION:

        The unaudited consolidated financial information for the three and nine month periods ended March 31, 1997 and 1996 includes the results of operations of HFB Financial Corporation (the "Corporation") and its wholly owned subsidiary Home Federal Bank, Federal Savings Bank ("Home Federal" or the "Bank"). HFB Financial Corporation acquired 100 percent of the Bank's stock during the completion of the Bank's conversion from mutual to stock form on December 28, 1992. The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial statements and with the instructions to Form 10-Q. It is suggested that these statements and notes be read in conjunction with the financial statements and notes thereto included in the Bank's annual report for the year ended June 30, 1996 on Form 10-K filed with the Securities and Exchange Commission.

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

The following sets forth information with respect to the Bank's non-performing assets at March 31, 1997 and June 30, 1996:

                            (Dollars in thousands)

                                                              March 31,   June 30,
                                                                 1997       1996
                                                              ----------  ---------

     Loans accounted for on a nonaccrual basis (1)                $   -      $   -
                                                                  -----      -----

     Accruing loans which are contractually past due
        90 days or more: (1)
          Real estate                                             $ 434      $ 657
          Consumer                                                   25          3
          Commercial                                                  -          -
                                                                  -----      -----
                                                                  $ 459      $ 660
                                                                  -----      -----
        Total of nonaccrual and 90 days or more
          past due loans                                          $ 459      $ 660

     Real estate owned                                              216          -
                                                                  -----      -----
        Total non-performing assets                               $ 675      $ 660
                                                                  =====      =====

     Nonaccrual and 90 days or more past due loans
        as a percentage of total loans, net                         .45%       .69%
                                                                  =====      =====

     Nonaccrual and 90 days or more past due loans
        as a percentage of total assets                             .30%       .45%
                                                                  =====      =====

     Non-performing assets as a percentage of total assets          .43%       .45%
                                                                  =====      =====




     (1) Interest on delinquent loans is accrued to income to the extent considered collectible. Nonaccrual loans did not have a material effect on the Bank's interest income for the periods ended March 31, 1997 and June 30, 1996.


The Bank has a potential problem commercial real estate loan at March 31, 1997. The carrying amount of the loan is approximately $1.4 million, including a $131,000 working capital loan funded in January 1997. The property is not generating sufficient cash flow to fund debt service payments. The borrower has obtained funds from another source to make the most recent payments on this indebtedness. Management is currently evaluating the collectability of this loan and assessing the possibility of any losses the Bank could incur.

The following sets forth the activity in the Bank's allowance for loan losses for the nine months ended March 31, 1997:

                            (Dollars in thousands)

     Balance at June 30, 1996                                     $671
     Charge offs:
       Domestic:
       Commercial, financial and agricultural                       68
       Real estate-construction                                      0
       Real estate-mortgage                                          0
       Installment loans to individuals                              2
                                                                  ----
                                                                    70
                                                                  ----
     Recoveries:
       Domestic:
        Commercial, financial and agricultural                       -
        Real estate-construction                                     -
        Real estate-mortgage                                         2
     Installment loans to individuals                                -
                                                                  ----
                                                                     2
                                                                  ----
     Net charge offs (Recoveries):                                  68
      Additions charged to operations                               92
                                                                  ----
      Balance March 31, 1997                                      $695
                                                                  ====

      Ratio of net charge offs during the period to average
       loans outstanding during the period                         .07%
                                                                  ====

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL:

     HFB Financial Corporation, a Tennessee Corporation, was formed in September 1992 at the direction of Home Federal Bank, Federal Savings Bank for the purpose of becoming a holding company for the Bank as part of its conversion from mutual to stock form ("the "Conversion"). Prior to the Conversion, the Corporation did not engage in any material operations and at March 31, 1997, its primary operation was its investment in the common stock of the Bank.

     The Bank is principally engaged in the business of accepting deposits from the general public and originating permanent loans which are secured by one-to-four family residential properties located in its market area. The Bank also originates consumer loans and commercial real estate loans, and maintains a substantial investment portfolio of mortgage-backed and other investment securities.

     The operations of Home Federal, and savings institutions generally, are significantly influenced by general economic conditions and the monetary and fiscal policies of government regulatory agencies. Deposit flows and costs of funds are influenced by interest rates on competing investments and prevailing market rates of interest. Lending activities are affected by the demand for financing real estate and other types of loans, which in turn are influenced by the interest rates at which such financing may be offered and other factors related to loan demand and the availability of funds. Just as the Bank's operations are influenced by regulatory authorities, so are its liquidity levels and capital resources. As of March 31, 1997, management is not aware of any current recommendations by the regulatory authorities, which if implemented, would have a material effect on the Bank's operations, liquidity or resources.

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

FINANCIAL CONDITION

     The Corporation's assets increased by 6.31% to $155.4 million at March 31, 1997 compared to $146.2 million at June 30, 1996. The majority of this increase is reflected in investment securities and loans receivable, which was primarily funded by an increase in deposits.

     Cash and cash equivalents decreased by $1.1 million to $3.6 million at March 31, 1997 from $4.7 million at June 30, 1996. This decrease was primarily the result of increased levels of loans and investments net of short borrowing during the quarter ended March 31, 1997.

     The Bank's asset composition continues to change due to volatility in interest rates and a strong loan demand. In the current interest rate environment, a substantial portion of loans originated were adjustable-rate residential mortgages. During the nine months ended March 31, 1997, the Bank originated $24.0 million in mortgages. Total loans receivable, net increased 5.58% to $101.3 million at March 31, 1997 compared to $96.0 million at June 30, 1996.

     The Bank augments its lending activities and increases its asset yields by investing in mortgage-backed securities "MBSs " and U.S. Government securities. During the nine months ended March 31, 1997, management purchased $11.0 million
in investment securities and MBSs.   These purchases were funded by $6.6  in
proceeds from called and maturing investment securities, principal collected on MBSs and investments, and the sale of investment securities. The balance was primarily funded by increased deposits and borrowings. At March 31, 1997, investment securities, AFS and MBSs, AFS were $24.6 million with a net unrealized loss of $243,000.

     At March 31, 1997, the balance in real estate owned was $216,000, compared to $0 at June 30, 1996. The $216,000 balance represents an interest in a commercial building in Nicholasville, Kentucky, which was obtained through foreclosure during the quarter ended December 31, 1996. Management sold the Bank's interest in the property in April 1997, incurring no significant loss.

     Accrued interest receivable increased by $195,000 from $955,000 at June 30, 1996 to $1.150 million at March 31, 1997 due to a higher volume of interest-earning assets and the timing of interest payments.

     Premises and equipment decreased by $150,000 to $2.22 million at March 31, 1997 from $2.37 million at June 30, 1996 primarily due to depreciation.

     Total deposits increased by $7.3 million to $134.0 million at March 31, 1997 from $126.7 million at June 30, 1996. During the nine months ended March 31, 1997, CDs increased $6.8 million and NOW accounts increased $1.5 million, while passbook savings and money market deposit accounts decreased by $960,000.

     Accrued interest on deposits increased by $549,000 to $1.083 million at March 31, 1997 from $534,000 at June 30, 1996. The increase was due to increased volume and the timing of interest payments.

     Advances from Federal Home Loan Bank increased by $1.1 million during the nine months ended March 31, 1997 due to net increases in borrowings, which was used to fund increases in lending and investment activities.

     Advances from borrowers for taxes and insurance decreased by $25,000 for the nine months ended March 31, 1997 due to the timing of tax and insurance payments.

     Accrued expenses and other liabilities increased by $90,000 during the nine months ended March 31, 1997 primarily as the result of the timing of payments of Kentucky saving and loan taxes and other expenses.

     Income taxes payable decreased by $29,000 for the nine months ended March 31, 1997, due to the timing of tax payments.

     Certain components of stockholders' equity increased during the nine months ended March 31, 1997 as the result of employee stock options exercised, reduction of the Employee Stock Ownership Plan debt and stock issued under the Management Recognition Plan. Also, 8,850 shares of treasury stock were purchased at a cost of $205,000 during the nine month period end March 31, 1997.

     The Bank's regulatory liquidity ratio was 21.27% at March 31, 1997 as compared to 21.29% at June 30, 1996. At March 31, 1997 the Bank met all the fully phased-in regulatory capital requirements under FIRREA. Tangible, core and risk-based capital ratios were 9.5%, 9.5% and 21.9% respectively at March 31, 1997 as compared to 10.2%, 10.2% and 23.3% at June 30, 1996.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 1997 AND 1996

     Net earnings increased by $217,000 to $427,000 for the three month period ended March 31, 1997 from $210,000 for the three month period ended March 31, 1996. The primary reasons for the increase were a $174,000 increase in net interest income, an $136,000 increase noninterest income and a $50,000 decrease in noninterest expense offset by a $143,000 increase in income tax expense.

     Net interest income increased by $174,000 for the three month period ended March 31, 1997 as compared to the three month period ended March 31, 1996. Interest income increased during the quarter, primarily as the result of a higher level of interest-earning assets.

     Interest on loans increased by $156,000 to $2.104 million for the three month period ended March 31, 1997 as compared to $1.948 million for the three month period ended March 31, 1996. This increase is mainly attributable to a higher weighted average balance of loans receivable outstanding.

     Interest on MBSs decreased by $20,000 to $293,000 during the three month period ended March 31, 1997 from $313,000 for the three month period ended March 31, 1996, primarily due to a lower weighted average balance.

     Interest on trading account securities was $3,000 for the three month period ended March 31, 1997 compared to $0 for the three months ended March 31, 1996.

     Interest on investment securities increased by $144,000 to $422,000 for the three month period ended March 31, 1997 from $278,000 for the three month period ended March 31, 1996. This increase was primarily due to increased volume and higher rates on new purchases.

     Interest on other interest-earning bearing assets decreased by $22,000 to $35,000 for the three month period ended March 31, 1997 from $57,000 for the three month period ended March 31, 1996 due to a lower level of interest-bearing cash balances.

     Interest on deposits increased by $70,000 to $1.57 million for the three month period ended March 31, 1997 from $1.50 million for the three month period ended March 31, 1996 as a result of higher volume and a change in the overall deposit mix. Lower rate savings accounts declined, while CDs increased.

     Interest on borrowed funds increased by $17,000 to $54,000 for the three month period ended March 31, 1997 from $37,000 for the three month period ended March 31, 1996 due to higher levels of borrowing.

     Provision for loan losses was $5,000 for the three month period ended March 31, 1997 as compared to $6,000 for the three month period ended March 31, 1996. The provision was the result of Management's evaluation of the adequacy of the allowance for loan losses including consideration of recoveries of loans previously charged off, the perceived risk exposure among loan types, actual loss experience, delinquency rates, and current economic conditions. The Bank's allowance for loan losses as a percent of total loans at March 31, 1997 was
 .69%.

     The Banks non-interest income increased by $136,000 to $225,000 for the three month period ended March 31, 1997 as compared to $89,000 for the same period in 1996. The increase was attributable to realized and unrealized gains on trading account securities and realized gains on investment securities AFS of $111,000, an increase of $2,000 in loan late charge income, an increase of $22,000 in deposit service charge income and other noninterest income increased by $1,000. Trading account securities are equity securities, which are subject to market fluctuations.

     Non-interest expense decreased by $50,000 to $776,000 for the three month period ended March 31, 1997 as compared to $826,000 for the same period in 1996. Compensation and benefits decreased by $16,000 to $392,000 for the three month period ended March 31, 1997 as compared to $408,000 for the same period in 1996. This decrease is primarily attributable to the Bank not having to fund the employees retirement plan during the quarter ended March 31, 1997.

     Occupancy expense increased by $5,000 to $46,000 for the three month period ended March 31, 1997 compared to $41,000 for the same period in 1996. This increase was mainly the result of increased property taxes and depreciation expense.

     Equipment and data processing expense increased by $13,000 to $117,000 for the three month period ended March 31, 1997 from $104,000 for the three month period ended March 31, 1996 primarily due to increased data processing fees and repair and maintenance of equipment.

     SAIF deposit insurance premiums decreased by $45,000 to $21,000 for the three month period ended March 31, 1997 as compared to $66,000 for the three month period ended March 31, 1996 due to lower SAIF premiums.

     Professional services decreased by $9,000 for the three month period ended March 31, 1997 primarily due to lower accounting and consulting fees.

     Kentucky saving and loan tax decreased by $5,000 to $24,000 for the three month period ended March 31, 1997 compared to $29,000 for the three month period ended March 31, 1996 due to a change in the Bank's estimated liability.

     Other expense increased by $7,000 to $132,000 for three the month period ended March 31, 1997 from $125,000 for the three month period ended March 31, 1996 as the result of small increases in several expense categories.

     Income taxes increased by $143,000 to $252,000 for the three month period ended March 31, 1997 compared to $109,000 for the three months ended March 31, 1996 due to higher earnings.

RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED MARCH 31, 1997 AND 1996

     Net earnings decreased by $27,000 to $590,000 for the nine month period ended March 31, 1997 from $617,000 for the nine month period ended March 31, 1996. The primary reasons for the decrease were a $463,000 increase in net interest income, an increase of $299,000 in noninterest income offset by an increase of $67,000 in provision for loan loss, an increase of $705,000 in noninterest expense and an increase of $17,000 in income tax expense.

     Net interest income increased by $463,000 for the nine month period ended March 31, 1997 as compared to the nine month period ended March 31, 1996. During the nine months ended March 31, 1997, the Bank's net interest income increased primarily as the result of a higher volume of net interest-earning assets.

     Interest on loans increased by $542,000 to $6.246 million for the nine month period ended March 31, 1997 as compared to $5.704 million for the nine month period ended March 31, 1996. This increase is mainly attributable to a higher volume of loans receivable outstanding.

     Interest on MBSs decreased by $47,000 to $888,000 during the nine month period ended March 31, 1997 from $935,000 for the nine month period ended March 31, 1996 primarily due to a lower weighted average balance.

     Interest on trading account securities was $6,000 for the nine month period ended March 31, 1997 compared to $0 for the nine months ended March 31, 1996.

     Interest on investment securities increased by $388,000 to $1.197 million for the nine month period ended March 31, 1997 from $809,000 for the nine month period ended March 31, 1996. This increase was primarily due to increased volume and higher yields on new purchases.

     Interest on other interest-earning assets decreased by $25,000 to $114,000 for the nine month period ended March 31, 1997 from $139,000 for the nine month period ended March 31, 1996 due to a lower level of interest-bearing cash balances.

     Interest on deposits increased by $398,000 to $4.712 million for the nine month period ended March 31, 1997 from $4.314 million for the nine month period ended March 31, 1996 as a result of higher interest rates, higher volume and a change in the overall deposit mix. Lower rate NOW accounts and savings accounts declined, while CDs increased.

     Interest on borrowed funds increased by $3,000 to $135,000 for the nine month period ended March 31, 1997 from $132,000 for the nine month period ended March 31, 1996 due to higher levels of borrowing.

     Provision for loan losses increased by $67,000 for the nine month period ended March 31, 1997 compared to the nine month period ended March 31, 1996. This level of provision was a result of Management's evaluation of the adequacy of the allowance for loan losses including consideration of recoveries of loans previously charged off, the perceived risk exposure among loan types, actual loss experience, delinquency rates, and current economic conditions. The Bank's allowance for loan losses as a percent of total loans at March 31, 1997 was
 .69%.

     The Banks non-interest income increased by $299,000 to $559,000 for the nine month period ended March 31, 1997 as compared to $260,000 for the same period in 1996. Gains from the sale of trading account securities and investments AFS increased by $241,000 for the nine months ended March 31, 1997 as compared to the nine month period ended March 31, 1996. Service charges on deposit accounts increased by $40,000 and late charges on loans increased by $12,000. Other noninterest income increased by $6,000 for the nine months ended March 31, 1997 with no significant change in any other single category.

     Non-interest expense increased by $705,000 to $3.133 million for the nine month period ended March 31, 1997 as compared to $2.428 million for the same period in 1996. Compensation and benefits decreased by $69,000 to $1.130 million for the nine month period ended March 31, 1997 as compared to $1.199 million for the same period in 1996. This decrease is primarily due to a reduction in the cost of funding the Bank's retirement plan.

     Occupancy expense increased by $27,000 to $150,000 for the nine month period ended March 31, 1997 compared to $123,000 for the same period in 1996. This increase was mainly the result of expenses associated with the new branch office in New Tazewell, Tennessee.

     Equipment and data processing expense increased by $59,000 to $332,000 for the nine month period ended March 31, 1997 from $273,000 for the nine month period ended March 31, 1996 primarily due to increased data processing fees and depreciation expense identifiable with the New Tazewell branch.

     The Bank's Federal deposit insurance premium decreased by $41,000 to $148,000 for the nine month period ended March 31, 1997 from $189,000 for the nine month period ended March 31, 1996 due to lower premium rates.

This was this was the result of the legislation enacted to recapitalize the SAIF, which required the Bank to pay an additional one time special assessment of $706,000 during the quarter ended December 31, 1996.

     Professional services increased by $13,000 to $155,000 for the nine month period ended March 31, 1997 compared to $142,000 for the same period in 1996. Most of this increase was attributable to fees paid to consultants for recommendations to improve the Banks operational procedures. The project was completed in November 1996 and the associated expense ended at that point.

     Kentucky saving and loan tax increased by $7,000 to $89,000 for the nine month period ended March 31, 1997 from $82,000 for the nine month period ended March 31, 1996 due to a higher level of deposits.

     Other expense increased by $4,000 to $423,000 for nine the month period ended March 31, 1997 from $419,000 for the nine month period ended March 31, 1996. The principal components of this increase were attributable to advertising expense, printing supplies and expenses associated with automated teller machines brought into service during the period.

     Income taxes increased by $17,000 to $347,000 for the nine month period ended March 31, 1997 compared to $330,000 for the nine month period ended March 31, 1996 due to a higher percentage of income being subject to state income taxes.

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



                             HFB FINANCIAL CORPORATION

                             By: /s/ David B. Cook
                                --------------------------------
                                David B. Cook
                                President and
                                Chief Executive Officer


                             By: /s/ Stanley Alexander, Jr.
                                --------------------------------
                                Stanley Alexander, Jr.
                                Chief Financial Officer



Dated: May 8, 1997