Form 10KSB40
period 1997-06-30
HFB FINANCIAL CORP
filed 1997-09-29
CIK 892157

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549
                             --------------------
                                  FORM 10-KSB
(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934 [FEE REQUIRED]

For the fiscal year ended June 30, 1997

[ ] TRANSITIONAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the transition period from                   to
                              ------------------   ---------------------------

                          Commission File No. 0-20956
                                              -------
                           HFB FINANCIAL CORPORATION
                           -------------------------
            (Exact name of registrant as specified in its charter)

 Tennessee                                                        61-1228266
----------------------------------------------------------  ----------------
(State or other jurisdiction                                (I.R.S. employer
of incorporation or organization)                          identification no.)

1602 Cumberland Avenue, Middlesboro, Kentucky                         40965
---------------------------------------------               --------------------
(Address of principal executive offices)                            (Zip Code)

         Registrant's telephone number, including area (606) 248-1095

  Securities registered pursuant to Section 12(b) of the Act:  Not Applicable

          Securities registered pursuant to Section 12(g) of the Act:

                   Common Stock (par value $1.00 per share)
                   ----------------------------------------
                                Title of Class

Indicate by check mark whether the registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
Yes    X      No
     -----      -----

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to
this Form 10-KSB.   [ X ]

Registrant's revenues for the fiscal year ended June 30, 1997:  $12,438,114

The registrant's voting stock is listed on the National Daily Quotation System "Pink Sheets" published by the National Quotation Bureau, Inc. The aggregate market value of the voting stock held by nonaffiliates of the registrant, based on the $14.38 per share closing sales price of the registrant's common stock as quoted on the "Pink Sheets" on September 5, 1997, was $15,582,542. For purposes of this calculation, it is assumed that directors and officers of the registrant are affiliates. As of September 5, 1997, the registrant had 1,083,626 shares of common stock outstanding, of which 236,626 were held by affiliates.

Transitional Small Business Disclosure Format   Yes             No    X
                                                   --------        -------

                      DOCUMENTS INCORPORATED BY REFERENCE

1. Portions of Annual Report to Stockholders for the Fiscal Year Ended June 30, 1997. (Parts I and II)
2. Portions of Proxy Statement for the 1997 Annual Meeting of Stockholders. (Part III)

                                 PART I

ITEM 1.  BUSINESS
-----------------

GENERAL

     THE COMPANY. HFB Financial Corporation (the "Company"), a Tennessee corporation, was organized by Home Federal Bank, Federal Savings Bank ("Home Federal" or the "Bank") to be a savings institution holding company. The Company was organized at the direction of the Bank in September 1992 to acquire all of the capital stock to be issued by the Bank upon the conversion of the Bank from mutual to stock form and the simultaneous offering and sale of 722,704 shares of common stock, par value $1.00 per share (the "Common Stock"), of the Company, which was completed on December 28, 1992 (the "Conversion"). The Company has no significant assets other than capital stock of the Bank, a portfolio of trading account equity securities and a loan to the Bank's employee stock ownership plan. Since the Conversion, the Company has repurchased 202,047 shares of its outstanding Common Stock at a cost of $2.0 million, and paid cash dividends of $1.5 million. The Company is a unitary savings and loan holding company subject to regulation by the Office of Thrift Supervision ("OTS"). The Company's principal business is the business of the Bank and its subsidiary. Therefore, substantially all of the discussion in this Form 10-KSB relates to the Bank and its operations. At June 30, 1997, the Corporation (on a consolidated basis with the Bank) had total assets of $159.5 million, deposits of $133.2 million, net loans receivable of $105.0 million and stockholders' equity of $16.6 million.

     The executive offices of the Company and the Bank are located at 1602 Cumberland Avenue, Middlesboro, Kentucky 40965, and the telephone number is
(606) 248-1095.

     THE BANK. Home Federal was incorporated in 1920 as a Kentucky-chartered building and loan association known as Peoples Building and Loan. The Bank converted to a federal savings and loan association and obtained federal insurance of accounts in 1961, and became a federally chartered mutual savings bank, Home Federal Savings Bank, in 1985. The Bank changed to its current name, Home Federal Bank, Federal Savings Bank, in 1990. The Bank completed its conversion from mutual to stock form on December 28, 1992. The Bank operates through two full service offices in the Southeastern Kentucky communities of Middlesboro and Harlan and one full service office in the East Tennessee community of New Tazewell.

     The Bank is engaged principally in the business of accepting deposits from the general public and originating permanent loans which are secured by one- to four-family residential properties located in its market area. The Bank also originates consumer loans and commercial real estate loans, and maintains a substantial investment portfolio of mortgage-backed and other investment securities.

     Home Federal's current business strategy embodies several objectives: (i) continued emphasis on originating interest rate sensitive or shorter term loans for portfolio, primarily in the form of longer term adjustable-rate mortgage loans and shorter term consumer loans, (ii) continued maintenance of a substantial investment portfolio of short-term, low-risk investments, primarily U.S. government and agency securities and investment grade mortgage-backed securities, and (iii) expanding the Bank's loan originations in the counties adjacent to the Bank's market area. Also, from time to time the Bank has purchased whole loans and participation interests in residential and commercial real estate and multi-family real estate loans located primarily in Kentucky and East Tennessee, areas contiguous to the Bank's immediate market area.

MARKET AREA

     Home Federal's offices are located in Bell and Harlan Counties in southeastern Kentucky and Claiborne County in northeastern Tennessee. The Bell County office, which is located in Middlesboro, Kentucky, primarily serves a deposit market in within a twenty mile radius of Middlesboro and a lending market comprised of Hamblin and Campbell Counties in northeastern Tennessee, Bell, Harlan, Knox, Whitley and Laurel Counties in southeastern Kentucky and

Lee County in southwestern Virginia. The Harlan County office serves a deposit market primarily consisting of Harlan County and the city of Harlan and the Claiborne County office, which is located in New Tazewell, Tennessee, serves a deposit and loan market in Claiborne, Grainger, Union and Knox Counties in northeastern Tennessee. Management plans to significantly increase its loan and deposit markets in northeastern Tennessee through its New Tazewell office, which opened in October 1995 and deposits in this branch totaled $19.3 million at June 30, 1997, while loans originated on Northeastern Tennessee properties during fiscal 1997 approximated $4.9 million.

     The Bank serves the northeastern Tennessee and southeastern Kentucky loan markets from its Middlesboro and New Tazewell offices. Employment in these counties is primarily reliant on local manufacturing industries with significant employment also coming from services, retail sales, the transportation, utility and construction industries, agriculture and mining.

     The Bell and Harlan county markets are the Bank's primary source of deposits with a smaller percentage of loans coming from this area. The economy in Bell and Harlan Counties has suffered from the loss of jobs in the coal industry since the 1980s. Both counties are gradually recovering by means of diversification into other industries. In the last few years, Bell County has experienced substantial growth in the retail sector with the development and expansion of several shopping centers. Other sources of employment in Bell and Harlan Counties include manufacturing, utilities, transportation and services.

LENDING ACTIVITIES

     General. Home Federal originates loans primarily through its main office located in Middlesboro, Kentucky. The principal lending activity of the Bank is the origination of conventional mortgage loans for the purpose of purchasing or refinancing owner-occupied, one- to four-family residential properties in its primary market areas. Conventional mortgage loans are primarily adjustable-rate mortgage loans with a small amount of fixed-rate mortgage loans which are not insured or guaranteed by federal agencies. The Bank does not originate Federal Housing Administration-insured or Veterans Administration-insured loans. The Bank does originate consumer loans on a direct basis. In addition, the Bank also makes conventional mortgage loans for the purpose of constructing one- to four-family residences and loans to construct commercial and multi-family real estate.

     The Bank emphasizes the origination of adjustable-rate loans and short-term loans in order to increase the interest rate sensitivity of its loan portfolio. However, the Bank also continues to offer long-term, fixed-rate conventional mortgage loans (15 year terms or less), originated for its portfolio. For the fiscal year ended June 30, 1997, fixed-rate mortgages comprised 14.9% of total mortgage loans originated for the period (all of which had terms of 15 years or less), while adjustable rate and short term (5 years or less) balloon loans comprised 85.1% of total mortgage loans originated for the period.

Analysis of Loan Portfolio

     Set forth below is selected data relating to the composition of the Bank's loan portfolio at the dates indicated. As of June 30, 1997, the Bank had no concentrations of loans exceeding 10% of total loans other than as disclosed below.

                                                                       At June 30,
                                                        -------------------------------------
                                                                1997              1996
                                                       -------------------  ----------------
                                                        Amount        %     Amount      %
                                                      -----------  -------  -------  -------
                                                              (Dollars in thousands)
Real estate loans:
  Single and multi-family
    mortgage loans..................................     $ 86,095   79.92%  $79,022   80.26%
  Commercial real estate loans......................       10,096    9.37    10,237   10.40
  Real estate construction loans....................        5,091    4.73     3,397    3.45
                                                         --------  ------   -------  ------
    Total real estate loans.........................      101,282   94.02    92,656   94.11
                                                         --------  ------   -------  ------
Consumer loans:
  Loans on deposits.................................        1,964    1.82     2,001    2.03
  Home improvement loans............................        1,306    1.21       836     .85
  Automobile loans..................................          959     .89       666     .68
  Other (1).........................................        1,493    1.39     2,130    2.16
                                                         --------  ------   -------  ------
    Total consumer loans............................        5,722    5.31     5,633    5.72
                                                         --------  ------   -------  ------
Commercial loans....................................          723     .67       171     .17
                                                         --------  ------   -------  ------

Total gross loans...................................      107,727  100.00%  $98,460  100.00%
                                                         --------  ======   -------  ======
Less:
  Undisbursed portion of
    mortgage loans..................................        2,019             1,797
  Allowances for loan losses........................          710               671
  Unamortized discount and deferred loan fees, net..           14                18
                                                         --------           -------
Total...............................................     $104,984           $95,974
                                                         ========           =======

--------------------
(1)   Includes home equity lines of credit.

     The following table sets forth certain information as of June 30, 1997 regarding the dollar amount of principal repayments becoming due during the periods indicated for loans. Demand loans, loans having no schedule of repayments and no stated maturity, and overdrafts are reported as due in one year or less. The table below does not include any estimate of prepayments which significantly shorten the average life of all mortgage loans and may cause the Bank's actual repayment experience to differ from that shown below.

                                  0-1 Year  1-5 Years  5-10 Years  Over 10 Years   Total
                                  --------  ---------  ----------  -------------  --------
                                                       (In thousands)

Real estate mortgage loans......    $3,406    $16,900     $28,998        $46,887  $ 96,191
Real estate construction loans..       104        512         932          3,543     5,091
Consumer loans (1)..............     1,376      3,396         475            475     5,722
Commercial loans................        --        723          --             --       723
                                    ------    -------     -------        -------  --------
  Total gross loans.............    $4,886    $21,531     $30,405        $50,905  $107,727
                                    ======    =======     =======        =======  ========

--------------------
(1)  Includes second mortgages and home equity lines of credit.


     The following table sets forth as of June 30, 1997 the dollar amount of all the loans due after the year ending June 30, 1998 and distinguishes between those with fixed interest rates and those with adjustable interest rates.

                                  Predetermined    Floating or
                                      Rate       Adjustable Rates     Total
                                  -------------  ----------------    --------
                                               (In thousands)
Real estate mortgage loans......        $19,701      $73,084         $ 92,785
Real estate construction loans..             --        4,987            4,987
Consumer loans..................          4,346           --            4,346
Commercial loans................             --          723              723
                                        -------      -------         --------
  Total gross loans.............        $24,047      $78,794         $102,841
                                        =======      =======         ========

     One- to Four-Family Real Estate Lending. The primary emphasis of the Bank's lending activity is the origination of conventional loans secured by owner occupied, one- to four-family residential properties. The purchase price for properties securing loans originated by the Bank in the Bank's lending area has been between $7,000 and $295,000 and averaged $64,000 in fiscal year 1997. Management believes that price range includes the majority of the single family properties in the Bank's market area. At June 30, 1997, $86.1 million or 79.9% of the Bank's gross loan portfolio consisted of loans secured by single and multi-family residential real properties which were primarily owner-occupied, single-family residences located in the Bank's market area.

     The Bank's conventional mortgage loan originations are generally for terms of 10 to 30 years, amortized on a monthly basis, with principal and interest due each month. Residential real estate loans often remain outstanding for significantly shorter periods than their contractual terms. Borrowers may refinance or prepay loans at their option without penalty. Conventional residential mortgage loans granted by the Bank customarily contain "due-on-sale" clauses which permit the Bank to accelerate the indebtedness of the loan upon transfer of ownership of the mortgaged property. Due-on-sale clauses are an important means of imposing assumption fees and increasing the rate on existing mortgage loans during periods of rising interest rates and increasing the turnover of mortgage loans in the Bank's portfolio.

     The Bank's lending policies generally limit the maximum loan-to-value ratio on mortgage loans secured by owner-occupied properties to 80% of the lesser of the appraised value or purchase price. The maximum loan-to-value ratio on mortgage loans secured by non-owner-occupied properties and/or used for refinancing purposes is also 80%.

The Bank does originate some 90% loan-to-value ratio loans. Although the Bank does not require private mortgage insurance on these loans, it charges a higher effective interest rate on such loans to account for the additional risk which 90% loan-to-value ratio loans carry.

     Home Federal began originating conventional adjustable-rate residential mortgage loans in the early 1980's and principally offers a variety of adjustable-rate mortgage loans with rate adjustments indexed either to the weekly average rate of U.S. Treasury securities adjusted to the relevant maturity for the adjustment term, or the National Median Cost of Funds. Home Federal originated $25.1 million in adjustable-rate one-to-four family mortgage loans during the year ended June 30, 1997 or 85.1% of the mortgage loans originated during the year, and such loans amounted to $75.7 million or 70.3% of the Bank's gross loan portfolio at June 30, 1997.

     The retention of adjustable-rate mortgage loans in the Bank's portfolio helps reduce the Bank's exposure to changes in interest rates. However, there are unquantifiable credit risks resulting from potential increased costs to the borrower as a result of repricing of adjustable-rate mortgage loans. It is possible that during periods of rising interest rates, the risk of default on adjustable-rate mortgage loans may increase due to the upward adjustment of interest cost to the borrower. Further, the adjustable-rate mortgages originated by the Bank generally provide for initial rates of interest less than the fully indexed rates which would prevail were the index used for pricing applied initially. These loans are subject to increased risk of delinquency or default as the higher, fully-indexed rate of interest subsequently comes into effect, replacing the lower initial rate. Further, although adjustable-rate mortgage loans allow the Bank to increase the sensitivity of its asset base to change in interest rates, the extent of this interest sensitivity is limited by the periodic and lifetime interest rate adjustment limitations. Accordingly, there can be no assurance that yields on the Bank's adjustable-rate mortgages will adjust sufficiently to compensate for increases in the Bank's cost of funds.

     Home Federal also originates conventional fixed-rate mortgage loans on one-to-four family residential properties, all of which have a maximum term to maturity of 15 years. The Bank originates and holds its fixed-rate mortgage loans in its portfolio as long-term investments. Home Federal originated $4.4 million in fixed-rate one- to-four family mortgage loans with a maximum maturity of 15 years during the year ended June 30, 1997, and such loans amounted to $12.7 million or 14.4% of the Bank's gross loan portfolio at June 30, 1997. Such loans amounted to 14.9% of all mortgage loans originated during fiscal 1997. All such loans were held as long-term investments, and none were held for sale.

     Home Federal engages in a limited, but increasing amount of construction lending, involving loans to qualified borrowers for construction of one- to-four family residential properties. These properties are primarily located in the Bank's market area. At June 30, 1997 the Bank's loan portfolio included $3.6 million of loans secured by properties under construction, all of which were construction/permanent loans structured to become permanent loans upon the completion of construction and none of which were interim construction loans structured to be repaid in full upon completion of construction and receipt of permanent financing. All construction loans are secured by a first lien on the property under construction. Loan proceeds are disbursed in increments as construction progresses and as inspections warrant. Construction/permanent loans generally have adjustable interest rates and are underwritten in accordance with the same terms and requirements as the Bank's permanent mortgages, except the loans generally provide for disbursement in stages during a construction period of up to six months, during which period the borrower is required to make monthly payments of accrued interest on the outstanding loan balance. Interim construction loans generally have fixed interest rates, terms of up to six months and a maximum loan-to-value ratio of 80%. Borrowers must satisfy all credit requirements which would apply to the Bank's permanent mortgage loan financing for the subject property.

     Loans involving construction financing present a greater level of risk than loans for the purchase of existing homes since collateral values and construction costs can only be estimated at the time the loan is approved. The Bank has historically had a small amount of construction loans, thus limiting risk in this area, however, as the level of construction lending increases, the risk will correspondingly increase.

     Consumer Lending. Consumer lending is a small but important part of Home Federal's business. Consumer loans generally have shorter terms to maturity or repricing and higher interest rates than the long-term, adjustable-rate mortgage loans that constitute a substantial part of the Bank's loan portfolio. The Bank's consumer loans primarily consist of savings account loans, automobile loans, home equity loans and lines of credit, second mortgage loans and other consumer loans secured by mortgages on residences. The Bank also makes a limited amount of unsecured loans. At June 30, 1997, the Bank's consumer loans totaled $5.7 million, or 5.3% of the Bank's gross loan portfolio. Approximately $1.9 million of these loans are secured by savings accounts. Management expects to continue to aggressively promote consumer loans as part of its strategy to provide a wide range of personal financial services to its customers and as a means to enhance the interest rate sensitivity of the Bank's interest-earning assets and the spread between its average loan yield and its costs of funds.

     Home Federal makes automobile loans directly to the borrower. Direct automobile loans secured by new cars generally are limited to 80% of the purchase price and have terms of up to 60 months. Automobile loans secured by used cars generally are limited to their loan value as published by the National Automobile Dealers Association and terms of 24-60 months, depending on the age of the automobile. The Bank does not make loans secured by automobiles more than five years old. Collision insurance policies are required on all automobile loans. At June 30, 1997, the Bank had $959,000 in automobile loans.

     Home Federal offers home equity lines of credit which are generally made on the security of residences on which the Bank has a first mortgage. Consumer mortgage loans may not exceed 80% of the appraised value of the residence (less the outstanding principal of the first mortgage). The draw period is limited to the first 10 years and the loans have monthly adjustable interest rates indexed to the One Year Treasury Index (the maximum interest rate is 18%). At June 30, 1997, the Bank had $1.9 million disbursed under home equity lines of credit and an additional $1.7 million of authorized but undrawn home equity lines of credit.

     Home Federal makes savings account loans up to 90% of a depositor's savings account balance. The interest rate is 2.5% above the rate on the savings account, and the account must be pledged as collateral to secure the loan. Savings account loans are payable on demand. Interest is billed on a quarterly basis. Accrued but unpaid interest is added to the loan balance. If the loan balance rises to 98% of the savings account balance, the Bank sends a letter to the customer requesting payment of the accrued interest, and if payment is not made the Bank may demand payment of the full loan amount.

     Consumer loans entail greater risk than do residential mortgage loans, particularly in the case of consumer loans which are unsecured or secured by rapidly depreciable assets such as automobiles. In such cases, any repossessed collateral for a defaulted consumer loan may not provide an adequate source of repayment of the outstanding loan balance as a result of the greater likelihood of damage, loss or depreciation. The remaining deficiency often does not warrant further substantial collection efforts against the borrower. In addition, consumer loan collections are dependent on the borrower's continuing financial stability, and thus are more likely to be adversely affected by job loss, divorce, illness or personal bankruptcy. Furthermore, the application of various federal and state laws, including federal and state bankruptcy and insolvency laws, may limit the amount which can be recovered on such loans. Such loans may also give rise to claims and defenses by a consumer loan borrower against an assignee of such loans such as the Bank, and a borrower may be able to assert against such assignee claims and defenses which it has against the seller of the underlying collateral. Despite these risks, the Bank's level of consumer loan delinquencies generally has been low. No assurance can be given, however, that the Bank's delinquency rate on consumer loans will continue to remain low in the future.

     Commercial Lending. As a federally chartered savings institution, the Bank is authorized to invest up to 10% of its assets in commercial loans not secured by real property. Home Federal has only a limited amount of commercial loans and does not actively pursue loans of this type. At June 30, 1997, the Bank had $723,000, or .67% of its assets, outstanding in commercial loans not secured by real property.

     Commercial and Multi-Family Real Estate Lending. Home Federal has historically engaged in a limited amount of commercial and multi-family real estate lending. These types of lending can involve substantial risk. The Bank generally makes commercial and multi-family real estate loans available on properties in its market area, with terms of 20 years or less, loan-to-value ratios of 80% or less and adjustable rates of interest indexed to the One Year Treasury Index. In addition, the Bank, from time to time, purchases whole loans or participation interests in loans on commercial and multi-family real estate located in Kentucky and Eastern Tennessee. See "Participation Interests in Loans." Management does not actively seek commercial or multi-family real estate lending opportunities and applies conservative underwriting criteria to those applications which it does consider.

     Home Federal's largest commercial real estate loans at June 30, 1997 consisted of: (i) a loan with an outstanding balance of $1.5 million secured by a hotel and restaurant development; (ii) a loan with an outstanding balance of $905,000 secured by a residential real estate development in Campbell County Tennessee; (iii) a loan with an outstanding balance of $903,000 secured by two apartment complexes in Louisville, Kentucky, which is a 19.61% participation interest in a loan originated by Great Financial Federal of Louisville, Kentucky; (iv) a loan with an outstanding balance of $481,000 secured by 46 townhouse apartments located in central Kentucky; which is a 35.2% participation interest in a loan originated by the Blair Financial Federal of Louisville, Kentucky; and (v) a loan with an outstanding balance of $472,000 secured by an apartment complex in Winchester, Kentucky, which is a 33 1/3% participation interest in a loan originated by the Blair Corporation of Lexington, Kentucky. All of these loans were being repaid on an amortized basis and the borrowers have performed as agreed with the exception of the borrower with a $1.5 million loan secured by a hotel and restaurant development. (See Non-Performing Loans and Other Problem Assets).

     Loans secured by commercial real estate generally are larger and involve greater risks than one- to-four family residential mortgage loans. Because payments on loans secured by such properties are often dependent on successful operation or management of the properties, repayment of such loans may be subject to a greater extent to adverse conditions in the real estate market or the economy. The Bank seeks to minimize these risks in a variety of ways, including obtaining personal guarantees from the principals of the borrower and reviewing the principal's financial condition, limiting the size of such loans and strictly scrutinizing the financial condition of the borrower through the review of financial statements, and establishing the quality of the collateral and the effectiveness of the management of the property securing the loan. Substantially all of the properties securing the Bank's commercial and multi-family real estate loans are inspected by the Bank's lending personnel before the loan is made. The Bank also obtains appraisals on each property in accordance with applicable regulations. If such loans later become delinquent, the Bank contacts and works with the borrower to resolve the delinquency or initiates foreclosure proceedings.

     The Bank's self-imposed loan to one borrower limit is approximately $2.3 million at June 30, 1997. One customer, a real estate developer in Campbell County, Tennessee, has come close to this limit with total lines of credit outstanding of $1.9 million. OTS loans to one borrower limitations provide that the aggregate amount of loans which a federally chartered savings institution may make on the security of liens on non-residential real property may not exceed 400% of the institution's capital as determined under the capital standards mandated by the Financial Institutions Reform, Recovery and Enforcement Act ("FIRREA"). FIRREA, however, provides that the new limits on non-residential real property lending do not require divestiture of any loan or investment that was lawful when made. In addition, FIRREA authorizes the Director of OTS to permit federally chartered savings institutions to exceed the 400% of capital limit in certain circumstances. This restriction has not had a material impact on Home Federal's business. For more information, see "Regulation -- Regulation of the Bank -- Limits on Loans to One Borrower."

     Participation Interests in Loans. Due to limited lending opportunities in the Bank's immediate market area, the Bank, from time to time, has purchased participation interests in loans on residential, commercial and multi-family real estate located in Kentucky and Eastern Tennessee. At June 30, 1997, participation interests in loans totaled $4.4 million or 4.1% of the Bank's gross loan portfolio. Of this amount $2.0 million were secured by residential properties and $2.4 million were secured by commercial or multi-family properties.

     It is the Bank's policy to purchase participation interests in loans that meet the Bank's underwriting standards on loans it originates directly. The Bank requires income and deposit verification to be provided on each borrower. All loans must be documented, including an appraisal that substantiates the value of the subject property at the time of origination of the loan. The Bank may, however, rely on the appraisal obtained by the financial institution originating the loan. Appraisals generally are substantiated with an inspection of the properties by an officer of the Bank. The Bank makes every effort to purchase loans only from financially secure institutions. There can be no assurance that a servicing financial institution will not experience financial difficulty which may affect the Bank's ability to timely collect any principal and interest payments, although the Bank, to date, has not experienced these types of problems on the participation interests it has purchased.

     Loan Solicitation and Processing. Loan originations are derived from a number of sources. Residential mortgage loan originations primarily come from walk-in customers and referrals by realtors, depositors and borrowers. The Bank's loan solicitation program includes two loan officers on the road in the Bank's market area. These officers have regular realtor and builder routes. Consumer and other loan originations emanate from many of the same sources as for residential real estate loan originations as well as from consumer goods dealers. Real estate loans are originated by Home Federal's staff of salaried loan officers working in one of the Bank's offices. Loan applications are taken in each of the Bank's offices and then submitted to the Bank's main office for processing and approval. Applications for fixed-rate one-to-four family real estate loans are underwritten and closed based on FHLMC and FNMA standards, and other loan applications are underwritten and closed on the Bank's own loan guidelines.

     Upon receipt of a loan application from a prospective borrower, a credit report and verifications are ordered to verify specific information relating to the loan applicant's employment, income and credit standing. An appraisal of the real estate intended to secure the proposed loan is undertaken by either the Bank's staff appraiser (for the vast majority of appraisals) or a fee appraiser approved by the Bank.

     The Board of Directors of the Bank has the responsibility and authority for general supervision over the loan policies of the Bank. The Board has established written lending policies for the Bank and has delegated to its Loan Committee, which consists of the President, the Senior Lending Officer, the Chairman of the Board, and two designated Directors, the authority to approve all mortgage loans up to $500,000. With respect to consumer loans, The President, Chairman of the Board, Senior Lending Officer and the Branch Manager of the New Tazewell office are authorized to approve unsecured loans up to $15,000 and other lending officers are authorized to approve unsecured loans from $5,000 to $10,000.

     Loan applicants are promptly notified of the decision of the Bank. Interest rates on approved loans are subject to change if the loan is not funded within 30 days after approval. If an approved loan is not funded within 45 days, management contacts the applicant to determine the loan's status. It has been management's experience that substantially all approved loans are funded.

     Loan Originations, Purchases and Sales. The following table sets forth certain information with respect to the loan origination and purchase activity of the Bank during the periods indicated.

                                        For the Year Ended June 30,
                                        ---------------------------
                                               1997       1996
                                                (In thousands)
Loans originated:
 Conventional real estate loans:
   Construction loans:
    1-4 family residences.................    $ 3,411  $ 3,120
    Non-residential.......................      1,202    1,255
   Permanent loans:
    Newly built 1-4 family................         --      800
    Previously occupied 1-4 family........     20,095   21,699
    Newly built 5 or more family..........         --       --
    Previously occupied 5 or more family..         --       --
    Non-residential.......................      2,118    3,085
    Land..................................      2,160      820
  Consumer loans..........................      4,377    4,248
  Commercial loans........................        571      105
                                              -------  -------
    Total.................................    $33,934  $35,132
                                              =======  =======
Loans purchased...........................    $   750  $   185
                                              =======  =======
Loans sold................................    $ 1,500  $ 1,750
                                              =======  =======


     Loans purchased by the Bank in the above periods were (i) during fiscal 1997, a $750,000 loan secured by a multi-family complex in Murfreesboro, Tennessee; and (ii) a $185,000 loan secured by an apartment building in Lexington, Kentucky; loans sold in fiscal 1997 include two commercial real estate loans of $750,000 each, secured by a hotel, restaurant and other properties, while during 1996 a $1.8 million interest in three loans totaling $3.2 million was sold with no gains or losses recognized.

     Interest Rates and Loan Fees. Interest rates charged by the Bank on mortgage loans are primarily determined by competitive loan rates offered in its market area. Mortgage loan rates reflect factors such as general interest rate levels, the supply of money available to the savings industry and the demand for such loans. These factors are in turn affected by general economic conditions, the monetary policies of the Federal government, including the Board of Governors of the Federal Reserve System (the "Federal Reserve Board"), the general supply of money in the economy, tax policies and governmental budget matters.

     In addition to interest earned on loans, Home Federal receives fees for servicing loans for others. Loan servicing fees usually are charged as a percentage (generally 1/4%) of the balance of the loans being serviced. At June 30, 1997 the Bank was servicing $2.7 million of loans for others, and loan service fee income was considered immaterial for 1995, 1996 and 1997. In addition to loan servicing fees, the Bank receives fees in connection with loan commitments and originations, loan modifications, late payments, changes of property ownership and for miscellaneous services related to its loans. Income from these activities varies from period to period with the volume and type of loans originated, sold and purchased, which in turn is dependent on prevailing mortgage interest rates and their effect on the demand for loans in the markets served by the Bank.

     To the extent that loans are originated or acquired for the portfolio, Statement of Financial Accounting Standards ("SFAS") No. 91 limits immediate recognition of loan origination or acquisition fees as revenues and requires that such income (net of certain loan origination or acquisition costs) be recognized over the estimated life of such loans.

The statement reduces the amount of revenue recognized by Home Federal at the time such loans are originated or acquired.

     Asset Classification and Allowance for Loan Losses. Federal regulations require savings associations to review their assets on a regular basis and to classify them as "substandard," "doubtful" or "loss," if warranted. Assets classified as substandard or doubtful require the institution to establish general allowances for loan losses. If an asset or portion thereof is classified loss, the insured institution must either establish specified allowances for loan losses in the amount of 100% of the portion of the asset classified loss, or charge off such amount. An asset which does not currently warrant classification but which possesses weaknesses or deficiencies deserving close attention is required to be designated as "special mention." Currently, general loss allowances established to cover possible losses related to assets classified substandard or doubtful may be included in determining an institution's regulatory capital, while specific valuation allowances for loan losses do not qualify as regulatory capital. See "Regulation -- Regulatory Capital Requirements." The Bank has determined that at June 30, 1997 it had $1.1 million in assets classified as substandard, $586,000 in assets classified as doubtful and $3,000 in assets classified as loss. In addition, the Bank had $41,000 in assets designated as special mention. Depending on their future performance, it is possible that these loans might be required to be classified in future periods. For additional information, see "Non-Performing Loans and Other Problem Assets."

     In originating loans, the Bank recognizes that credit losses will be experienced and that the risk of loss will vary with, among other things, the type of loan being made, the creditworthiness of the borrower over the term of the loan, general economic conditions and, in the case of a secured loan, the quality of the security for the loan. It is management's policy to maintain an adequate allowance for loan losses based on, among other things, the Bank's and the industry's historical loan loss experience, evaluation of economic conditions and regular reviews of delinquencies and loan portfolio quality. The Bank increases its allowance for loan losses by charging provisions for possible loan losses against the Bank's income.

     General allowances are made pursuant to management's assessment of risk in the Bank's loan portfolio as a whole. Specific allowances are provided for individual loans when ultimate collection is considered questionable by management after reviewing the current status of loans which are contractually past due and considering the net realizable value of the security for the loan. General allowances are included in calculating the Bank's risk-based capital, while specific allowances are not so included. Management continues to actively monitor the Bank's asset quality and to charge off loans against the allowance for loan losses when appropriate or to provide specific loss reserves when necessary. Although management believes it uses the best information available to make determinations with respect to the allowance for loan losses, future adjustments may be necessary if economic conditions differ substantially from the economic conditions in the assumptions used in making the initial determinations.

     The Bank recorded a provision for loan loss of $138,000 in fiscal 1997 and $35,000 in fiscal 1996, primarily due to the dollar amount of commercial real estate loans in the Bank's loan portfolio. Management also reviews individual loans for which full collectibility may not be reasonably assured and considers, among other matters, the fair value of the underlying collateral. While the Bank believes it has established its existing allowances for loan losses in accordance with generally accepted accounting principles, there can be no assurance that changes in the Bank's loan portfolio or in economic conditions would not require the Bank to significantly increase its allowance for loan losses, thereby negatively effecting the Bank's financial condition and earnings.

     The following table sets forth an analysis of the Bank's allowance for loan losses for the periods indicated.

                                        Year Ended June 30,
                                        ----------------------
                                             1997    1996
                                             ----    ----
                                        (Dollars in Thousands)
Balance at Beginning of Period...........   $ 671   $ 633
                                            -----   -----

Loan charged-offs:
 Real Estate:
  Residential............................      --      --
  Commercial.............................     (99)     --
 Consumer................................      (3)     (8)
 Commercial..............................      --      --
                                            -----   -----
Total charge-offs........................    (102)     (8)
                                            -----   -----
Recoveries:
 Real Estate:
  Residential............................       3      11
  Commercial.............................      --      --
 Consumer................................      --      --
 Commercial..............................      --      --
                                            -----   -----
Total Recoveries.........................       3      11
                                            -----   -----
Net loan recoveries (chargeoffs).........     (99)      3
                                            -----   -----
Provision for Loan Losses................     138      35
                                            -----   -----
Balance at end of period.................   $ 710   $ 671
                                            =====   =====
Ratio of allowance for losses to
 gross loans receivable..................     .67%    .68%
                                            =====   =====

Ratio of net loan chargeoffs to average
 loans outstanding during the period.....     .10%    .00%
                                            =====   =====

     The following table sets forth the breakdown of the allowance for loan losses by loan category at the dates indicated. Management believes that the allowance can be allocated by category only on an approximate basis. The allocation of the allowance to each category is not necessarily indicative of future losses and does not restrict the use of the allowance to absorb losses in any category.

                                                     Year Ended June 30,
                              -------------------------------------------------------------------
                                                 1997             1996
                             --------------------------------------------------------------------
                                           % of Loans                        % of Loans
                                             in Each     % of                 in Each     % of
                                            Category   Allowance              Category    Allowance
                                            to Total   to Total              to Total     to Total
                                Amount    Gross Loans   Loans     Amount    Gross Loans   Loans
                              ----------  ------------  ------  ----------  ------------  ------
                                                      (Dollars in thousands)
Residential and commercial
 real estate loans..........     $ 707        94.02%    .69%        $669        94.11%    .72%
Consumer loans..............         3         5.31     .05            2         5.72     .04
Commercial loans............        --          .67      --           --          .17      --
                                 -----       ------              -------     --------
  Total allowance for
   loan losses..............     $ 710       100.00%                $671       100.00%
                                 =====       ======              =======     ========

     Non-Performing Loans and Other Problem Assets. Management reviews the credit quality of the Bank's loans on a regular basis. After residential mortgage loans become past due more than 90 days, the Bank generally establishes an allowance for uncollectible interest for the amount by which the principal balance and uncollected interest exceeds 90% of the appraised value of the property. Commercial and multi-family real estate loans generally are placed on non-accrual status if the borrower is placed in bankruptcy proceedings, or management concludes that payment in full is not likely. The Bank has had a favorable loan loss history, and has not charged off any residential real estate loans during fiscal 1997 and 1996. During fiscal 1997, the Bank charged off $99,000 of a participation loan secured by a food store in Nicholasville, Kentucky. The property was sold at public auction as the result of an agreement between the borrowers and the participating lenders. In accordance with the agreement, the Bank has no further recourse to recover the deficiency. Consumer and commercial loans generally are charged off, or any expected loss is reserved for, after they become more than 90 days past due. The Bank accrues interest on delinquent loans past due more than 90 days without establishing a reserve when management concludes such action is warranted, such as in the event the loan is exceptionally well collateralized or the borrower establishes the temporary nature of the delinquency. Loans are charged off when management concludes that they are uncollectible. See also "Nature of Operations and Summary of Significant Accounting Policies" included in the Notes to Consolidated Financial Statements.

     Real estate acquired by the Bank as a result of foreclosure is classified as real estate owned until such time as it is sold. When such property is acquired, it is recorded at the lower of the unpaid principal balance or its fair market value (less estimated selling cost at the date of foreclosure). Any required write-down of the loan to its fair market value upon foreclosure is charged against the allowance for loan losses.

     The following table sets forth information with respect to the Bank's nonperforming assets at the dates indicated. No loans were recorded as restructured loans within the meaning of Statement of Financial Accounting Standards No. 15, at the dates indicated.

                                                              At June 30,
                                                       ----------------------
                                                          1997         1996
                                                       (Dollars in thousands)
Loans accounted for on a nonaccrual basis (1)..           $  --        $  --
                                                          -----        -----
Accruing loans which are contractually
  past due 90 days or more: (1)
  Real estate..................................           $ 365        $ 657
  Consumer.....................................               3            3
  Commercial...................................              --           --
                                                          -----        -----
  Total of nonaccrual and 90 days
    or more past due loans.....................           $ 368        $ 660
                                                          -----        -----

Real estate owned..............................              58           --
                                                          -----        -----
  Total nonperforming assets...................           $ 426        $ 660
                                                          =====        =====
Nonaccrual and 90 days or more past due
  loans as a percentage of total loans, net....             .41%         .69%
                                                          =====        =====
Nonaccrual and 90 days or more past due
  loans as a percentage of total assets........             .27%         .45%
                                                          =====        =====
Nonperforming assets as a percentage
  total assets.................................             .27%         .45%
                                                          =====        =====

--------------------

(1) Interest on delinquent loans is accrued to income to the extent considered collectible. Nonaccrual loans did not have a material effect on the Bank's interest income for the years ended June 30, 1997 or 1996.

     As of June 30, 1997, Home Federal had a total of $325,000 in four single family loans classified as "substandard." The balances of these loans ranged from $18,000 to $133,000, and all were involved in bankruptcy. The risk of loss in the remaining loans, in Management's opinion, at this time, is not significant. As of June 30, 1997, Home Federal had no commercial loans classified, $3,000 in consumer loans classified and one single family residential loan totaling $41,000 classified as "special mention."

     In addition, the Bank had five related commercial real estate loans totaling $1.4 million. Of these loans, $719,000 has been classified as "substandard" and $586,000 has been classified as "doubtful." The largest property, a hotel-restaurant operation, is not generating sufficient cash flow to fund the debt service payments and the borrower has made the most recent payments from other sources. Management believes that these loans have been adequately classified and reserved for, but continues to monitor them as to their collectibility and any possible losses the Bank could incur, or additional reserves that may need to be established.

     As of June 30, 1997, Home Federal had $58,000 in real estate owned, which consisted of one single family residence. No significant loss is expected.

     Finally, at June 30, 1997, had no other loans which were not classified as non-accrual, past due 90 days or more or restructured but where known information about possible credit problems of borrowers caused management to have serious doubts as to the ability of the borrowers to comply with present loan repayment terms and could result in future disclosure as non-accrual, 90 days past due or restructured.

INVESTMENT ACTIVITIES

     Home Federal is required under federal regulations to maintain a minimum amount of liquid assets, which can be invested in specified short-term securities, and is also permitted to make certain other investments. See "Regulation" and "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources" in the Annual Report. It has generally been Home Federal's policy to maintain a liquidity portfolio in excess of the amount required to satisfy regulatory requirements, and the Bank's liquidity ratio of 21.5% at June 30, 1997 exceeded the 5% regulatory liquidity requirement. Liquidity levels may be increased or decreased depending upon the yields on investment alternatives, management's judgment as to the attractiveness of the yields then available in relation to other opportunities, its expectations of the level of yield that will be available in the future and its projections as to the short-term demand for funds to be used in the Bank's loan origination and other activities.

     The general objectives of Home Federal's investment policy are to (i) protect Home Federal's depositor resources, (ii) maintain liquidity levels to meet the operational needs of the Bank and applicable regulatory requirements,
(iii) reduce credit risk by investing in high quality, diverse investments, (iv) serve as a hedge against significant interest rate shifts, (v) contribute to earnings in a stable and dependable manner without compromising the goals of liquidity and safety, and (vi) provide collateral for pledging needs. The Bank's investment activities are conducted by the Investment Committee and supervised by the Board of Directors. An investment policy has been adopted by the Board which provides for maintenance of the investment portfolio for the purpose of providing earnings and ensuring a minimum liquidity reserve. In accordance with the investment policy, management has primarily invested in U.S. Treasury securities backed by the full faith and credit of the United States and government agency securities, mortgage-backed securities issued by FHLMC, FNMA, or GNMA, federal funds sold, and federally insured interest-bearing deposits in other financial institutions. General obligation and bank qualified bonds of municipalities within the market areas served by the Bank and which are considered to possess acceptable credit and limited default risk are also considered for investment.

     The Board of Directors of the Bank has authorized the existence of a trading account in an amount not to exceed 8% of total assets for the purpose of taking advantage of favorable short-term market conditions. The Bank's investment policy specifies that securities traded within this account must be U.S. Treasury or agency obligations. Securities in the trading account are marked to market on a monthly basis. During the year ended June 30, 1997, there was no trading activity. At June 30, 1997, there were no securities held in the Bank's trading account.

     The Board of Directors of the Company has authorized the existence of a trading account in an amount not to exceed $1.0 million for purpose of investing in common stocks of publicly traded thrifts which are considered to be undervalued. The Company had $796,000 invested in common stock of publicly held thrift institutions at June 30, 1997.

     The Bank, in accordance with generally accepted accounting principles, reports its investment securities, available for sale, at current market value, with unrealized gains or losses, net of tax effect, adjusted through equity and realized gains or losses in income when securities are sold. Investment securities, held to maturity, are reported at cost as adjusted for unaccreted discounts and unamortized premiums. For more information, see Note 1 of Notes to Consolidated Financial Statements.

     The following table sets forth the carrying value of the Bank's investment securities and interest-bearing deposits at the dates indicated.

                                                             At June 30,
                                                       ---------------------
                                                        1997          1996
                                                       ------        -------
                                                         (In thousands)
Investment securities, available for sale:
 U.S. Treasury and Federal Agency obligations....      $17,533       $13,160
                                                       -------       -------

Total investment securities, available for sale..      $17,533       $13,160
                                                       -------       -------
Investment securities, held to maturity:
 U.S. Treasury and Federal Agency obligations....      $ 9,515       $ 8,509
 Municipal.......................................           10            13
 FHLB of Cincinnati capital stock................        1,169         1,090
                                                       -------       -------
Total investment securities, held to maturity....      $10,694       $ 9,612
                                                       -------       -------
Total investment securities, available for
 sale and held to maturity.......................      $28,227       $22,772

Federal funds sold...............................          100           200
Interest-bearing deposits........................          988         1,653
                                                       -------       -------

  Total..........................................      $29,315       $24,625
                                                       =======       =======

     The following table sets forth the scheduled maturities, amortized cost, average yields, carrying values and market values for the Bank's investment securities, excluding FHLB of Cincinnati capital stock at June 30, 1997.

                                                                        At June 30, 1997
                             ------------------------------------------------------------------------------------
                               One Year or Less    One to Five Years    Five to Ten Years     More than Ten Years
                             -------------------  -------------------   -------------------   -------------------
                             Amortized   Average  Amortized   Average   Amortized   Average   Amortized  Average
                                Cost      Yield      Cost      Yield       Cost      Yield       Cost     Yield
                             ---------   -------  ---------   -------   ---------   -------   ---------- --------
                                                              (Dollars in thousands)
Investment securities,
 available for sale:
   U.S. Treasury and
    Federal
    Agency obligations.....       $593     6.96%    $10,475     6.35%    $ 5,480     7.02%     $  996     7.80%
                                 -----              -------              -------               ------
     Total investment
      securities,
      available for sale...        593     6.96      10,475     6.35       5,480     7.02         996     7.80
                                 -----              -------              -------               ------
Investment securities,
 held to maturity:
   U.S. Treasury and
    Federal
    Agency obligations.....         --       --       3,502     6.37       5,503     6.83         500     7.91
   Municipal (1)...........         --       --          10    13.64          --       --          --       --
                                 -----              -------              -------               ------
     Total investment
      securities,
      held to maturity.....         --       --       3,512     6.37       5,503     6.83         500     7.91
                                 -----              -------              -------               ------
     Total investment
      securities,
      available for sale
       and
      held to maturity.....       $593     6.96%    $13,987     6.36%    $10,983     6.92%     $1,496     7.84%
                                 =====              =======              =======               ======

                                  Total Investment Portfolio
                            ------------------------------------
                            Amortized Carrying  Market   Average
                              Cost     Value     Value    Yield
                            --------- --------  ------   -------
Investment securities,
 available for sale:
   U.S. Treasury and
    Federal
    Agency obligations.....  $17,544   $17,533  $17,533     6.66%
                             -------   -------  -------
     Total investment
      securities,
      available for sale...   17,544    17,533   17,533     6.66
                             -------   -------  -------

Investment securities,
 held to maturity:
   U.S. Treasury and
    Federal
    Agency obligations.....    9,505     9,505    9,397     6.72
   Municipal (1)...........       10        10       10    13.64
                             -------   -------  -------
     Total investment
      securities,
      held to maturity.....    9,515     9,515    9,407     6.72
                             -------   -------  -------
     Total investment
      securities,
      available for sale
       and
      held to maturity.....  $27,059   $27,048  $26,940     6.68%
                             =======   =======  =======

--------------------
(1) The average yield on the municipal has been computed on a tax equivalent basis using an effective tax rate of 34%.

MORTGAGE-BACKED SECURITIES ACTIVITIES

     In accordance with Home Federal's investment policy, management invests in mortgage-backed securities issued by the Federal Home Loan Mortgage Corporation ("FHLMC"), the Federal National Mortgage Association ("FNMA") and the Government National Mortgage Association ("GNMA"). Purchases of mortgage-backed securities during the years ended June 30, 1997 and 1996 were $1.5 million and $2.0 million, respectively.

     The Bank, in accordance with generally accepted accounting principles, reports its mortgage-backed securities, available for sale, at current market value, with unrealized gains or losses, net of tax effect, adjusted through equity and realized gains or losses in income when securities are sold. Mortgage-backed securities, held to maturity, are reported at cost as adjusted for unaccreted discounts and unamortized premiums. For more information, see Notes 1 of Notes to Consolidated Financial Statements.

     The following table sets forth the composition of the Bank's mortgage-backed securities portfolio at the dates indicated.

                                                                  At June 30,
                                                   -------------------------------------
                                                            1997               1996
                                                   -------------------    ---------------
                                                     Amount        %      Amount      %
                                                   ---------      ---    --------    ---
                                                           (Dollars in thousands)
Mortgage-backed securities, available for sale:
  FHLMC..........................................     $   368     2.08%   $   435    2.29%
  FNMA...........................................       6,102    33.40      5,949   31.33
  GNMA...........................................       1,110     6.07      1,293    6.81
                                                      -------   ------    -------  ------
Total mortgage-backed securities
  available for sale.............................     $ 7,580    41.48    $ 7,677   40.43
                                                      -------   ------    -------  ------
Mortgage-backed securities, held to maturity:
  FHLMC..........................................     $   247     1.35    $   424    2.23
  FNMA...........................................      10,442    57.15     10,885   57.32
  GNMA...........................................           3      .02          4     .02
                                                      -------   ------    -------  ------
Total mortgage-backed securities,
  held to maturity...............................     $10,692    58.52    $11,313   59.57
                                                      -------   ------    -------  ------

Total mortgage-backed securities, available
  for sale and held to maturity..................     $18,272   100.00%   $18,990  100.00%
                                                      =======   ======    =======  ======

     The following table sets forth the scheduled maturities, amortized cost, weighted average yields, carrying values and market values for the Bank's mortgage-backed securities at June 30, 1997. Scheduled maturities will differ from contractual maturities due to repayments and because borrowers may have the right to call or prepay obligations with or without prepayment penalties. The following table does not take into consideration the effects of scheduled repayments or the effects of possible prepayments.

                                                                     AT JUNE 30, 1997
                            ------------------------------------------------------------------------------------------------------
                                                                                                             Total Mortgage
                            One Year of Less  One to Five Years Five to Ten Years More than Ten Years  Backed Securities Portfolio
                            ----------------  ----------------- ----------------- -------------------  ---------------------------
                            Amortized Average Amortized Average Amortized Average Amortized Average    Amortized Market Average
                               Cost    Yield     Cost    Yield     Cost    Yield     Cost    Yield        Cost    Value  Yield
                              -----    -----     ----    -----     ----    -----     ----    -----        ----    -----  -----
Mortgage-backed securities,
 available for sale:
 FHLMC.....................  $    --    --%   $   --      --%   $  372     5.99%     $   --        --%  $   372  $   368  5.99%
 FNMA......................       --    --     2,175    5.85       491     5.98       3,422      6.68     6,088    6,102  6.33
 GNMA......................       --    --        --      --        --       --       1,097      6.79     1,097    1,110  6.79
                             -------          ------            ------                ------             -------  -------
  Total mortgage-backed
   securities, available
   for sale................       --    --     2,175    5.85       863     5.99       4,519      6.71     7,557    7,580  6.38

Mortgage-backed securities,
 held to maturity:
 FHLMC.....................  $    --    --%   $   --      --%   $   --      -- %     $  247      6.41%  $   247  $   244  6.41%
 FNMA......................       --    --     5,564    6.08       430     6.87       4,448      6.26    10,442   10,364  6.17
 GNMA......................       --    --         3    7.39        --       --          --                   3        3  7.39
                             -------          ------            ------               ------             -------  -------
  Total mortgage-backed
   securities, held to
   maturity................  $    --    - %   $5,567    6.09%   $  430     6.87%     $4,695      6.23%  $10,692  $10,611  6.18%
                             -------          ------            ------               ------             -------  -------

  Total mortgage-backed
   securities, available
    for
   sale and held to
    maturity...............  $    --    --%   $7,742    6.02%   $1,293     6.28%     $9,214      6.47%  $18,249  $18,191  6.26%
                             =======          ======            ======               ======             =======  =======


DEPOSIT ACTIVITY AND OTHER SOURCES OF FUNDS

     GENERAL. Deposits are a significant source of the Bank's funds for lending and other investment purposes. In addition to deposits, Home Federal derives funds from loan principal repayments and interest payments and maturing investment securities. Loan repayments and interest payments are a relatively stable source of funds, while deposit inflows and outflows are significantly influenced by general interest rates and money market conditions. Borrowings may be used on a short-term basis to compensate for reductions in the availability of funds from other sources, or on a longer term basis for general business purposes.

     DEPOSITS. Deposits are attracted principally from within the Bank's primary market area through the offering of a variety of deposit instruments, including passbook and statement accounts and certificates of deposit. Deposit account terms vary, principally on the basis of the minimum balance required, the time periods the funds must remain on deposit and the interest rate. The Bank also offers individual retirement accounts ("IRAs") and Keogh Plans.

     The Bank's policies are designed primarily to attract deposits from local residents through its branch network rather than to solicit deposits from areas outside its primary market. The Bank does not accept deposits from brokers due to the volatility and rate sensitivity of such deposits. Interest rates paid, maturity terms, service fees and withdrawal penalties are established by the Bank on a periodic basis. Determination of rates and terms are predicated upon funds acquisition and liquidity requirements, rates paid by competitors, growth goals and federal regulations.

     The following table sets forth the change in dollar amount of deposits in the various types of accounts offered by the Bank between the dates indicated.

                                         Balance at              Balance at
                               June 30,     % of      Increase    June 30,    % of
                                 1997     Deposits   (Decrease)     1996    Deposits
                              ----------  ---------  -----------  --------  ---------
                                              (Dollars in thousands)
NOW checking accounts.......    $  9,938      7.46%     $   909   $  9,029      7.12%
Super NOW accounts..........         650       .49         (149)       799       .63
Passbook accounts...........       9,443      7.09       (1,239)    10,682      8.43
Money market plus accounts..         605       .46           (4)       609       .48
3-6 month certificates......       9,035      6.78         (526)     9,561      7.54
12 month certificates.......      18,092     13.58         (823)    18,915     14.92
18-48 months certificates...      77,073     57.86        8,463     68,610     54.14
60-96 month certificates....       8,367      6.28         (170)     8,537      6.74
                                --------    ------      -------   --------    ------
    Total...................    $133,203    100.00%     $ 6,461   $126,742    100.00%
                                ========    ======      =======   ========    ======


     The following table sets forth the average balances and interest rates for the Bank's deposit accounts by type of deposit for the periods indicated.

                                      Year Ended June 30,
                             --------------------------------------
                                    1997                1996
                                  --------            --------
                             Average   Average   Average   Average
                             Balance     Rate    Balance     Rate
                             --------  --------  --------  --------
                                      (Dollars in thousands)
NOW and money market
 deposit accounts..........  $ 11,666     2.14%  $ 10,437     2.20%
Passbook accounts..........     9,868     2.71     11,522     2.71
Certificates...............   110,440     5.33     96,632     5.57
                             --------            --------
  Total....................  $131,974     4.85   $118,591     4.99
                             ========            ========

     The following table sets forth the time deposits in the Bank classified by rates as of the dates indicated.



                                  At June 30,
                             --------------------
                               1997       1996
                             ---------  ----------
                               (In thousands)

            3.01 -  4.00%..  $  3,093  $  6,033
            4.01 -  5.00%..    38,099    28,073
            5.01 -  6.00%..    63,948    54,149
            6.01 -  7.00%..     6,962    17,101
            7.01 -  8.00%..       465       267
                             --------  --------
               Total.......  $112,567  $105,623
                             ========  ========

     The following table sets forth the amount and maturities of certificates at June 30, 1997.



                                          Amount Due
                      -------------------------------------------------
                      One Year                         After
Rate                   or Less  1-2 Years  2-3 Years  3 Years   Total
--------------------  --------  ---------  ---------  -------  --------
    (In thousands)

3.01 -  4.00%.......   $ 3,093    $    --     $   --   $   --  $  3,093
4.01 -  5.00%.......    26,660     11,439         --       --    38,099
5.01 -  6.00%.......    38,210     20,661      3,025    2,052    63,948
6.01 -  7.00%.......     4,251      1,133      1,055      523     6,962
7.01 -  8.00%.......       260         12        181       12       465
                       -------    -------     ------   ------  --------
 Total..............   $72,474    $33,245     $4,261   $2,587  $112,567
                       =======    =======     ======   ======  ========

     The following table indicates the amount of the Bank's certificates of deposit of $100,000 or more by time remaining until maturity as of June 30, 1997. Most of the Bank's deposits of over $100,000 come from individual depositors in the Bank's market area.

                                         Certificates
          Maturity Period                 of Deposit
          ---------------------------     ----------
                                       (In thousands)
          Three months or less.......     $ 6,830
          Three through six months...       3,664
          Six through twelve months..       8,983
          Over twelve months.........      10,214
                                          -------
                   Total.............     $29,691
                                          =======


     Management attributes the net increase in deposits for the year ended June 30, 1997 to general economic conditions and competition in the local market. The Bank does not offer premiums for deposits, and in the past has not offered interest rates on deposits which exceed the average rates paid by other financial institutions in its market area. Due to aggressive competition, the Bank has recently instituted promotions offering higher rates on deposits to maintain its market share. Management anticipates that this trend will continue over the next twelve months.

     BORROWINGS. Savings deposits historically have been the primary source of funds for the Bank's lending and investment activities and for its general business activities. The Bank is authorized, however, to use advances from the FHLB of Cincinnati to supplement its supply of lendable funds and to meet deposit withdrawal requirements. In February 1991, the Bank borrowed $1,000,000 from the FHLB of Cincinnati. The advance, which bears interest at a fixed-rate of 8.05%, is payable in monthly installments of principal and interest totaling $9,585. The advance is for a term of 15 years, with the final payment due in January 2006. From time to time, the Bank uses short-term advances as a source of funding. In 1997 and 1996, the Company had available a 90-day revolving line of credit up to a maximum of $10,000,000 and $7,500,000. The line of credit bears interest at a daily variable rate which is set by the Federal Home Loan Bank. At June 30, 1997, the Company had drawn $7,500,000 on the line of credit. The highest amount drawn against the line during fiscal 1997 was $7,500,000 which occurred in June 1997. The weighted average balance outstanding during fiscal 1997 was $2,821,000 at a weighted average rate of 5.71%. At June 30, 1996, the Company had short-term FHLB advances of $1,875,000, which matured on October 5, 1996 and had a fixed rate of 4.45%. All of the advances are collateralized by FHLB stock and single family first mortgage loans with aggregate principal balances totaling 150% of the outstanding amount of advances.

     The FHLB of Cincinnati functions as a central reserve bank providing credit for savings institutions and certain other member financial institutions. As a member, Home Federal is required to own capital stock in the FHLB and is authorized to apply for advances on the security of such stock and certain of its home mortgages and other assets (principally, securities which are obligations of, or guaranteed by, the United States) provided certain standards related to creditworthiness have been met.

SUBSIDIARY ACTIVITIES

     As a federally chartered savings bank, Home Federal is permitted to invest an amount equal to 2% of its assets in subsidiaries with an additional investment of 1% of assets where such investment serves primarily community, inner-city, and community development purposes. Under such limitations, as of June 30, 1997 Home Federal was authorized to invest up to approximately $4.7 million in the stock of or loans to subsidiaries including the additional 1% investment for community inner-city and community development purposes. Institutions meeting regulatory capital requirements, which Home Federal currently does, may invest up to 50% of their regulatory capital in conforming first mortgage loans to subsidiaries in which they own 10% or more of the capital stock.

     The Bank's only subsidiary is Home Service Corporation in which its investment was $1.8 million at June 30, 1997. Home Service Corporation's principal activity is that of ownership and rental of Home Federal's Main Office Building in Middlesboro, Kentucky and a branch office in New Tazewell, Tennessee. Home Service Corporation also owns and rents two other properties to unrelated parties. These properties are contiguous to Home Federal's main office and being held for future expansion. During 1995, Home Service Corporation purchased land for the Bank's New Tazewell office at a cost of $167,000. The branch office building was completed in October 1995 at a total cost of $462,000. Also in 1995, property located in Lafollette, Tennessee was purchased for future expansion. The purchase price was $196,000.

     FIRREA requires SAIF-insured savings institutions to give the FDIC and the Director of the OTS 30 days' prior notice before establishing or acquiring a new subsidiary, or commencing any new activity through an existing subsidiary. Both the FDIC and the Director of the OTS have authority to order termination of subsidiary activities determined to pose a risk to the safety or soundness of the institution. In addition, capital requirements require savings institutions to deduct the amount of their investments in and extensions of credit to subsidiaries engaged in activities not permissible to national banks from capital in determining regulatory capital compliance. The activities of Home Service Corporation are permissible for national banks. See "Regulation -- Regulatory Capital Requirements."

COMPETITION

     The Bank experiences substantial competition both in attracting and retaining savings deposits and in the making of mortgage and other loans.

     Direct competition for savings deposits comes from other savings institutions, credit unions, regional bank holding companies and commercial banks located in its primary market area. Significant competition for the Bank's other deposit products and services comes from money market mutual funds, brokerage firms, insurance companies and retail stores. The primary factors in competing for loans are interest rates and loan origination fees and the range of services offered by various financial institutions. Competition for origination of real estate loans normally comes from other savings institutions, commercial banks, mortgage bankers, mortgage brokers and insurance companies.

     Home Federal's primary competition comprises the commercial banks near each of the Bank's branch offices. In Middlesboro, where the Bank's main office is located, primary competition consists of two banks and one savings bank. In Harlan, Kentucky where a branch office is located, the Bank's primary competition is two banks. In New Tazewell, Tennessee, where a branch office is located, the Bank's primary competition is three banks.

     Home Federal is able to compete effectively in its primary market area by offering competitive interest rates and loan fees, and a wide variety of deposit products, and by emphasizing personal customer service. Management believes that, as a result of the Bank's commitment to competitive pricing, varied products and personal service, the Bank has developed a solid base of core deposits and the Bank's loan origination quality and volume are among the leaders in the Bank's market area.

EMPLOYEES

     As of June 30, 1997, Home Federal and its subsidiary had 47 full-time employees, none of whom was represented by a collective bargaining agreement. Home Federal believes that it enjoys excellent relations with its personnel.

                                 REGULATION

REGULATION OF THE BANK

     GENERAL. As a savings association, Home Federal is subject to extensive regulation by the OTS. The lending activities and other investments of the Bank must comply with various federal regulatory requirements. The OTS will periodically examine the Bank for compliance with various regulatory requirements. The FDIC also has the authority to conduct examinations of SAIF members. The Bank must file reports with OTS describing its activities and financial condition. The Bank is also subject to certain reserve requirements promulgated by the Federal Reserve Board. This supervision and regulation is intended primarily for the protection of depositors. Certain of these regulatory requirements are referred to below or appear elsewhere herein.

     REGULATORY CAPITAL REQUIREMENTS. Under OTS regulations, savings institutions must maintain "tangible" capital equal to 1.5% of adjusted total assets, "core" capital equal to 3.0% of adjusted total assets and "total" capital (a combination of core and "supplementary" capital) equal to 8.0% of "risk-weighted" assets. In addition, the OTS has recently adopted regulations which impose certain restrictions on savings institutions that have a total risk-based capital ratio that is less than 8.0%, a ratio of Tier 1 capital to risk-weighted assets of less than 4.0% or a ratio of Tier 1 capital to adjusted total assets of less than 4.0% (or 3.0% if the institution is rated composite 1 under the OTS examination rating system). For purposes of these regulations, Tier 1 capital has the same definitions as core capital. See "-- Prompt Corrective Regulatory Action." Core capital is defined as common stockholders' equity (including retained earnings), noncumulative perpetual preferred stock and related surplus, minority interests in the equity accounts of fully consolidated subsidiaries, certain nonwithdrawable accounts and pledged deposits and "qualifying supervisory goodwill."

     Qualifying supervisory goodwill is defined generally as goodwill resulting from the acquisition, merger, consolidation, purchase of assets or other business combination (if such transaction occurred on or before April 12, 1989) with or of: (i) a savings association the fair market value of the assets of which were less than the fair market value of its liabilities at the date of acquisition; (ii) a problem institution which includes savings associations that failed to meet their regulatory capital requirements or otherwise posed supervisory concerns; or (iii) a savings association which was subject to regulatory controls. Qualifying supervisory goodwill must be amortized on a straight-line basis over the shorter of 20 years or the amortization period previously in effect. Only eligible savings associations are permitted to include qualifying supervisory goodwill in their capital calculations. An eligible savings association is an association determined by the Director of OTS to have competent management, to be in substantial compliance, as certified by its board of directors, with all applicable statutes, regulations, orders, and written agreements and directives, and to have management that has not engaged in insider dealing, speculative practices or other activities that have jeopardized or may jeopardize the savings association's safety capital. Unless otherwise determined or notified by the Director of OTS, savings associations will be deemed to be eligible savings associations for purposes of including qualifying supervisory goodwill in core capital.

     Tangible capital is given the same definition as core capital but does not include qualifying supervisory goodwill and is reduced by the amount of all the savings association's intangible assets with only a limited exception for purchased mortgage servicing rights and purchased credit card relationships. Both core and tangible capital are further reduced by an amount equal to savings association's debt and equity investments in subsidiaries engaged in activities not permissible to national banks other than subsidiaries engaged in activities undertaken as agent for customers or in mortgage banking activities and subsidiary depository institutions or their holding companies. As of June 30, 1997, the Bank had no investments in or extensions of credit to subsidiaries engaged in activities not permitted to national banks.

     "Adjusted total assets" are a savings association's total assets as determined under generally accepted accounting principles, increased by certain goodwill amounts and by a pro-rated portion of the assets of subsidiaries in which the savings association holds a minority interest and which are not engaged in activities for which the capital rules require the savings association to net its debt and equity investments in such subsidiaries against capital, as well as a pro-rated portion of the assets of other subsidiaries for which deduction is not fully required under phase-in rules. Adjusted total assets are reduced by the amount of assets that have been deducted from capital, the portion of savings association's investments in subsidiaries that must be deducted from capital under the capital rules and, for purposes of the core capital requirement, qualifying supervisory goodwill.

     In determining compliance with the risk-based capital requirement, a savings association is allowed to use both core capital and supplementary capital provided the amount of supplementary capital used does not exceed the savings association's core capital. Supplementary capital is defined to include certain preferred stock issues, nonwithdrawable accounts and pledged deposits that do not qualify as core capital, certain approved subordinated debt, certain other capital instruments and a portion of the savings association's general loss allowances. Total core and supplementary capital are reduced by the amount of capital instruments held by other depository institutions pursuant to reciprocal arrangements and, after July 1, 1990, by an increasing percentage of the savings association's high loan-to-value ratio land loans and nonresidential construction loans, and certain equity investments not permitted to national banks and not otherwise deducted from core and tangible capital.

     The risk-based capital requirement is measured against risk-weighted assets, which equals the sum of each asset and the credit-equivalent amount of each off-balance sheet item after being multiplied by an assigned risk weight. Under the OTS risk-weighting system, one- to four-family first mortgages not more than 90 days past due with loan-to-value ratios under 80% are assigned a risk weight of 50%. Consumer and residential construction loans are assigned a risk weight of 100%. Mortgage-backed securities issued, or fully guaranteed as to principal and interest, by the FHLMC are assigned a 20% risk weight. Cash and U.S. Government securities backed by the full faith and credit of the U.S. Government are given a 0% risk weight.

     The following table reconciles the Bank's retained earnings as reported in its consolidated Balance Sheet at June 30, 1997, to its tangible, core and total regulatory capital at that date.

                                                Regulatory  Regulatory
                                                  Amount    Requirement  Capital Excess
                                                ----------  -----------  --------------
                                                             (In thousands)
Stockholders' equity as reported in
  financial statements (Bank only)............  $15,455

Less:
 Deductible intangible assets.................       --
 Investment in and advances to nonincludable
   subsidiaries required to be deducted.......       --
                                               --------
Tangible capital..............................  $15,455       $2,377     $13,078

Add:
  Qualifying supervisory goodwill.............       --
                                               --------
Core capital..................................  $15,455       $4,754     $10,701

Add:
  General valuation allowances................      414

Less:
  Assets required to be deducted..............       --
                                               --------

Total risk-based capital......................  $15,869       $6,148     $ 9,721
                                                =======       ======     =======

     As the preceding table demonstrates, at June 30, 1997 Home Federal exceeded its tangible, core and risk-based regulatory capital requirements. For more information, see "Selected Consolidated Financial and Other Data -- Regulatory Capital Ratios" in the Annual Report attached as Exhibit 13 hereto.

     The Director of OTS must restrict the asset growth of savings associations not in regulatory capital compliance, subject to a limited exception for growth not exceeding interest credited. In addition, savings associations not in full compliance with capital standards then applicable would be subject to a capital directive which may include such restrictions, including restrictions on the payment of dividends and on compensation, as deemed appropriate by the Director of OTS. Institutions not in capital compliance must, within 60 days thereafter, submit a capital plan to the OTS District Director for approval explaining in detail its proposed strategies for raising capital and for accomplishing its overall objective, and the institution may concurrently apply for an exemption from a capital directive. The Director of OTS is directed to treat as an unsafe and unsound practice any material failure by a savings association to comply with a capital plan or capital directive. The sanctions and penalties that could be imposed range from restrictions on branching or on the activities of the institution, to restrictions on the ability to obtain FHLB advances, to termination of insurance of accounts following appropriate proceedings, to the appointment of a conservator or receiver. A savings association not in full compliance with the capital standards may apply for a limited exemption from sanctions. If the exemption is granted, the savings association would still remain subject to restrictions on growth.

     OTS staff policies specify that savings associations failing any one of their minimum regulatory capital requirements may not increase their total assets during any quarter in excess of an amount equal to net interest credited during the quarter. Under these policies, associations that have submitted capital plans that are rejected by the District Director or that have had capital plans approved but do not meet the targets or requirements of the capital plan may not make any new loans or investments except with the prior written approval of the District Director. Such approval will only be granted when the proposed loan or investment is reasonable in the context of the association's operations and does not significantly increase the risk profile of the savings association.

     In addition to requiring generally applicable capital standards for savings associations, FIRREA authorizes the Director of OTS to establish the minimum level of capital for a savings association at such amount or at such ratio of capital-to-assets as the Director determines to be necessary or appropriate for such association in light of the particular circumstances of the association. The Director of OTS may treat the failure of any savings association to maintain capital at or above such level as an unsafe or unsound practice and may issue a directive requiring any savings association which fails to maintain capital at or above the minimum level required by the Director to submit and adhere to a plan for increasing capital. Such an order may be enforced in the same manner as an order issued by the FDIC.

     The capital standards for savings associations must be no less stringent than the capital standards applicable to national banks. Regulations of the Office of the Comptroller of the Currency ("OCC") require a core capital ratio of 3% for the most highly rated national banks, with an additional 100 to 200 basis point "cushion" amount of additional capital required on a case-by-case basis, considering the quality of risk management systems and the overall risk in individual banks. The OTS has proposed an amendment to its capital regulations establishing a minimum core capital ratio of 3% for savings associations rated composite 1 under the OTS CAMEL rating system. For all other savings associations, the minimum core capital ratio will be 3% plus at least an additional 100 to 200 points. In determining the amount of additional core capital, the OTS will assess both the quality of risk management systems and the level of overall risk in each individual savings association through the supervisory process on a case-by-case basis.

     The OTS requires savings institutions with more than a "normal" level of interest rate risk to maintain additional total capital. A savings institution's interest rate risk is measured in terms of the sensitivity of its "net portfolio value" to changes in interest rates. Net portfolio value is defined, generally, as the present value of expected cash inflows from existing assets and off-balance sheet contracts less the present value of expected cash outflows from existing liabilities. A savings institution is considered to have a "normal" level of interest rate risk exposure if the decline in its net portfolio value after an immediate 200 basis point increase or decrease in market interest rates (whichever results in the greater decline) is less than two percent of the current estimated economic value of its assets. A savings institution with a greater than normal interest rate risk is required to deduct from total capital, for purposes of calculating its risk-based capital requirement, an amount (the "interest rate risk component") equal to one-half the difference between the institution's measured interest rate risk and the normal level of interest rate risk, multiplied by the economic value of its total assets.

     The OTS calculates the sensitivity of a savings institution's net portfolio value based on data submitted by the institution in a schedule to its quarterly Thrift Financial Report and using the interest rate risk measurement model adopted by the OTS. The amount of the interest rate risk component, if any, to be deducted from a savings institution's total capital is based on the institution's Thrift Financial Report filed two quarters earlier. The Bank has determined that, on the basis of current financial data, it would not be deemed to have more than normal level of interest rate risk under the new rule and believes that it will not be required to increase its total capital as a result of the rule.

     PROMPT CORRECTIVE REGULATORY ACTION. FDICIA requires the federal banking regulators to take prompt corrective action if an institution fails to satisfy certain minimum capital requirements. Under FDICIA, capital requirements include a leverage limit, a risk-based capital requirement, and any other measure deemed appropriate by the federal banking regulators for measuring the capital adequacy of an insured depository institution. All institutions, regardless of their capital levels, are restricted from making any capital distribution or paying any management fees that would cause the institution to become undercapitalized. An institution that fails to meet the minimum level for any relevant capital measure (an "undercapitalized institution") generally is: (i) subject to increased monitoring by the appropriate federal banking regulator; (ii) required to submit an acceptable capital restoration plan within 45 days; (iii) subject to asset growth limits; and (iv) required to obtain prior regulatory approval for acquisitions, branching and new lines of business. A significantly undercapitalized institution, as well as any undercapitalized institution that does not submit an acceptable capital restoration plan, may be subject to regulatory demands for recapitalization, broader application of restrictions on transactions with affiliates, limitations on interest rates paid on deposits, asset growth and other activities and possible replacement of directors and officers. The senior executive officers of a significantly undercapitalized institution may not receive bonuses or increases in compensation without prior approval and the institution is prohibited from making payments of principal or interest on its subordinated debt, with certain exceptions. If an institution's ratio of tangible capital to total assets falls below a level established by the appropriate federal banking regulator, which may not be less than 2.0% of total assets nor more than 65% of the minimum tangible capital level otherwise required (the "critical capital level"), the institution will be subject to conservatorship or receivership within 90 days unless periodic determinations are made that forbearance from such action would better protect the deposit insurance fund. Unless appropriate findings and certifications are made by the appropriate federal bank regulatory agencies, a critically undercapitalized institution must be placed in receivership if it remains critically undercapitalized on average during the calendar quarter beginning 270 days after the date it became critically undercapitalized.

     The OTS measures a savings institution's capital adequacy on the basis of its total risk-based capital ratio (the ratio of its total capital to risk-weighted assets), Tier 1 risk-based capital ratio (the ratio of its core capital to risk-weighted assets) and leverage ratio (the ratio of its core capital to adjusted total assets). A savings institution that is not subject to an order or written directive to meet or maintain a specific capital level will be deemed "well-capitalized" if it also has: (i) a total risk-based capital ratio of 10% or greater; (ii) a Tier 1 risk-based capital ratio of 6.0% or greater; and (iii) a leverage ratio of 5.0% or greater. An "adequately capitalized" savings institution is a savings institution that does not meet the definition of well-capitalized and has: (i) a total risk-based capital ratio of 8.0% or greater;
(ii) a Tier 1 capital risk-based ratio of 4.0% or greater; and (iii) a leverage ratio of 4.0% or greater (or 3.0% or greater if the savings institution has a composite 1 CAMEL rating). An "undercapitalized institution" is a savings institution that has (i) a total risk-based capital ratio less than 8.0%; or
(ii) a Tier 1 risk-based capital ratio of less than 4.0%; or (iii) a leverage ratio of less than 4.0% (or 3.0% if the institution has a composite 1 CAMEL rating). A "significantly undercapitalized" institution is defined as a savings institution that has: (i) a total risk-based capital ratio of less than 6.0%; or
(ii) a Tier 1 risk-based capital ratio of less than 3.0%; or (iii) a leverage ratio of less than 3.0%. A "critically undercapitalized" savings institution is defined as a savings institution that has a ratio of core capital to total assets of less than 2.0%. The OTS may reclassify a well capitalized savings institution as adequately capitalized and may require an adequately capitalized or undercapitalized institution to comply with the supervisory actions applicable to institutions in the next lower capital category if the OTS determines, after notice and an opportunity for a hearing, that the savings institution is in an unsafe or unsound condition or that the institution has received and not corrected a less-than-satisfactory rating for any CAMEL rating category. The Bank is classified as "well-capitalized" under these regulations.

     QUALIFIED THRIFT LENDER TEST. A savings association that does not meet the Qualified Thrift Lender test ("QTL Test") must either convert to a bank charter or comply with the following restrictions on its operations: (i) the institution may not engage in any new activity or make any new investment, directly or indirectly, unless such activity or investment is permissible for a national bank; (ii) the branching powers of the institution shall be restricted to those of a national bank; (iii) the institution shall not be eligible to obtain any advances from its FHLB; and (iv) payment of dividends by the institution shall be subject to the rules regarding payment of dividends by a national bank. Upon the expiration of three years from the date the institution ceases to be a Qualified Thrift Lender, it must cease any activity, and not retain any investment not permissible for a national bank and immediately repay any outstanding FHLB advances (subject to safety and soundness considerations).

     To meet the QTL test, an institution's "Qualified Thrift Investments" must total at least 65% of "portfolio assets." Portfolio assets are defined as total assets less intangibles, property used by a savings institution in its business and liquidity investments in an amount not exceeding 20% of assets. OTS regulations define Qualified Thrift Investments to include, among other things, loans that were made to purchase, refinance, construct, improve or repair domestic residential housing, home equity loans, mortgage-backed securities, FHLB, FHLMC or FNMA stock and, subject to a 5% of assets limitation, loans for personal, family, household or education purposes. Qualified Thrift Investments do not include any intangible asset. Subject to a 20% of portfolio assets limit, savings associations are able to treat as Qualified Thrift Investments 200% of their investments in loans to finance "starter homes" and loans for construction, development or improvement of housing and community service facilities or for financing small businesses in "credit-needy" areas. In order to maintain QTL status, the savings institution must maintain a weekly average percentage of Qualified Thrift Investments to portfolio assets equal to 65% on a monthly average basis in nine out of 12 months. A savings institution that fails to maintain QTL status is permitted to requalify once, and if it fails the QTL test a second time, it will become immediately subject to all penalties as if all time limits on such penalties had expired.

     At June 30, 1997, Home Federal had in excess of 81.04% of assets invested in Qualified Thrift Investments as then defined which were substantially in excess of the percentage required to qualify the Bank as a Qualified Thrift Lender. It is expected that the Bank will continue to qualify as a Qualified Thrift Lender, although there can be no assurance that it will do so.

     DIVIDEND LIMITATIONS. Under OTS regulations, the Bank may not pay dividends on its capital stock if its regulatory capital would thereby be reduced below the amount then required for the liquidation account established for the benefit of certain depositors of the Bank at the time of its conversion to stock form. In addition, savings association subsidiaries of savings and loan holding companies are required to give the OTS 30 days prior notice of any proposed declaration of dividends to the holding company.

     Federal regulations impose additional limitations on the payment of dividends and other capital distributions (including stock repurchases and cash mergers) by the Bank. Under these regulations, a savings institution that, immediately prior to, and on a pro forma basis after giving effect to, a proposed capital distribution, has total capital (as defined by OTS regulation) that is equal to or greater than the amount of its fully phased-in capital requirements (a "Tier 1 Association") is generally permitted without OTS approval to make capital distributions during a calendar year in an amount equal to the greater of (i) 75% of net income for the previous four quarters or (ii) up to 100% of its net income to date during the calendar year plus an amount that would reduce by one-half the amount by which its total capital to assets ratio exceeded its fully phased-in capital requirement to assets ratio at the beginning of the calendar year. A savings association with total capital in excess of current minimum capital requirements but not in excess of the fully phased-in requirements (a "Tier 2 Association") is permitted to make capital distributions without OTS approval of up to 75% of its net income for the previous four quarters, less dividends already paid for such period depending on the savings association's level of risk-based capital. A savings association that fails to meet current minimum capital requirements (a "Tier 3 Association") is prohibited from making any capital distributions without the prior approval of the OTS. Tier 1 Associations that have been notified by the OTS that they are in need of more than normal supervision will be treated as either a Tier 2 or Tier 3 Association. At June 30, 1997, the Bank was a Tier 1 Association.

     The Bank is prohibited from making any capital distributions if after making the distribution, it would be undercapitalized as defined in the OTS' prompt corrective action regulations. After consultation with the FDIC, the OTS may permit a savings association to repurchase, redeem, retire or otherwise acquire shares or ownership interests if the repurchase, redemption, retirement or other acquisition: (i) is made in connection with the issuance of additional shares or other obligations of the institution in at least an equivalent amount; and (ii) will reduce the institution's financial obligations or otherwise improve the institution's financial condition.

     In addition to the foregoing, earnings of the Bank appropriated to bad debt reserves and deducted for Federal income tax purposes are not available for payment of cash dividends or other distributions to the Company without payment of taxes at the then current tax rate by the Bank on the amount of earnings removed from the reserves for such distributions. See "Taxation."

     LIMITS ON LOANS TO ONE BORROWER. The Home Owners' Loan Act ("HOLA"), as amended by FIRREA, provides that the loans-to-one-borrower limits applicable to national banks apply to savings associations in the same manner and to the same extent. Previously, the Bank was generally authorized to make loans to one borrower, including related entities, in an amount equal to the lesser of 10.0% of deposits or 100% of regulatory capital. Under the new limits, with certain limited exceptions, loans and extensions of credit to a person outstanding at one time generally shall not exceed 15.0% of the unimpaired capital and surplus of the savings association. Loans and extensions of credit fully secured by readily marketable collateral may comprise an additional 10.0% of unimpaired capital and surplus. HOLA additionally authorizes savings associations to make loans to one borrower, for any purpose, in an amount not to exceed $500,000 or, by order of the Director of OTS, in an amount not to exceed the lesser of $30,000,000 or 30% of unimpaired capital and surplus to develop residential housing, provided: (i) the purchase price of each single-family dwelling in the development does not exceed $500,000; (ii) the savings association is in compliance with its fully phased-in capital requirements;
(iii) the loans comply with applicable loan-to-value requirements; and (iv) the aggregate amount of loans made under this authority does not exceed 150% of unimpaired capital and surplus.

     The OTS has taken the position that the new loans-to-one-borrower limits do not apply to loans and legally binding commitments outstanding as of the date of enactment of FIRREA. However, the aggregate principal balance of loans which exceeded the permissible limits on the effective date cannot be increased and the institution must use its best efforts to reduce its interest therein in order to bring such loans into compliance with the new standard. The loans-to-one-borrower limits generally do not apply to purchase money mortgage notes taken from the purchaser of real property acquired by the association in satisfaction of debts previously contracted if no new funds are advanced to the borrower and the savings institution is not placed in a more detrimental position as a result of the sale. Management believes that the loans-to-one-borrower limits imposed by FIRREA have not had a significant impact on the operations of the Bank. As of June 30, 1997, loans-to-one borrower limit was $2.3 million. As of that date, Home Federal's five largest loans outstanding to one borrower ranged from $571,000 to $1.5 million.

     DEPOSIT INSURANCE. The Bank is required to pay assessments, based on a percentage of its insured deposits, to the FDIC for insurance of its deposits by the FDIC through the SAIF. Under the Federal Deposit Insurance Act, the FDIC is required to set semi-annual assessments for SAIF-insured institutions at a level necessary to maintain the designated reserve ratio of the SAIF at 1.25% of estimated insured deposits, or at a higher percentage of estimated insured deposits that the FDIC determines to be justified for that year by circumstances indicating a significant risk of substantial future losses to the SAIF.

     Under the FDIC's risk-based deposit insurance assessment system, the assessment rate for an insured depository institution depends on the assessment risk classification assigned to the institution by the FDIC, which is determined by the institution's capital level and supervisory evaluations. Based on the data reported to regulators for the date closest to the last day of the seventh month preceding the semi-annual assessment period, institutions are assigned to one of three capital groups -- well capitalized, adequately capitalized or undercapitalized -- using the same percentage criteria as in the prompt corrective action regulations. See "-- Prompt Corrective Regulatory Action." Within each capital group, institutions are assigned to one of three subgroups on the basis of supervisory evaluations by the institution's primary supervisory authority and such other information as the FDIC determines to be relevant to the institution's financial condition and the risk posed to the deposit insurance fund. Subgroup A consists of financially sound institutions with only a few minor weaknesses. Subgroup B consists of institutions that demonstrate weaknesses which, if not corrected, could result in significant deterioration of the institution and increased risk of loss to the deposit insurance fund. Subgroup C consists of institutions that pose a substantial probability of loss to the deposit insurance fund unless effective corrective action is taken.

     For the past several semi-annual periods, institutions with SAIF-assessable deposits, like the Bank, have been required to pay higher deposit insurance premiums than institutions with deposits insured by the BIF. In order to recapitalize the SAIF and address the premium disparity, the recently-enacted Deposit Insurance Funds Act of 1996 authorized the FDIC to impose a one-time special assessment on institutions with SAIF-assessable deposits, based on the amount determined by the FDIC to be necessary to increase the reserve levels of the SAIF to the designated reserve ratio of 1.25% of insured deposits. Institutions were assessed at the rate of 65.7 basis points based on the amount of their SAIF-assessable deposits as of March 31, 1995. As a result of the special assessment the Bank incurred a pre-tax expense of $706,000, during the fiscal year ended June 30, 1997.

     The FDIC has proposed a rule that would lower the regular semi-annual SAIF assessment rates by establishing a base assessment rate schedule ranging from 4 to 31 basis points effective October 1, 1996. The rule widens the range between the lowest and highest assessment rates among healthy and troubled institutions with the intent of creating an incentive for savings institutions to control risk-taking behavior. The rule also prevents the FDIC from collecting more funds than needed to maintain the SAIF's capitalization at 1.25% of insured deposits. Until December 31, 1999, however, SAIF-insured institutions will be required to pay assessments to the FDIC at the rate of 6.44 basis points to help fund interest payments on certain bonds issued by the Financing Corporation ("FICO"), an agency of the federal government established to finance takeovers of insolvent thrifts. During this period, BIF members will be assessed for these obligations at the rate of 1.3 basis points. After December 31, 1999, both BIF and SAIF members will be assessed at the same rate for FICO payments.

     The Bank is prohibited under current federal law from converting from SAIF to BIF insurance. Under federal statute, the prohibition on conversion from SAIF to BIF insurance will continue until such time as the SAIF's ratio of reserves to insured deposits (the "reserve ratio") equals 1.25%. Based on projections published by the FDIC, absent a special assessment, the SAIF reserve ratio is not expected to reach 1.25% for a number of years. Each depository institution participating in a SAIF-to-BIF conversion transaction is required to pay an exit fee to SAIF equal to 0.90% of the deposits transferred and an entrance fee to BIF based on the current reserve ratio of the BIF. A savings institution is not prohibited from adopting a commercial bank or savings bank charter if the resulting bank remains a SAIF member.

     FDIC regulations provide that any insured depository institution with a ratio of Tier 1 capital to total assets of less than 2% will be deemed to be operating in an unsafe or unsound condition, which would constitute grounds for the initiation of termination of deposit insurance proceedings. The FDIC, however, would not initiate termination of insurance proceedings if the depository institution has entered into and is in compliance with a written agreement with its primary regulator, and the FDIC is a party to the agreement, to increase its Tier 1 capital to such level as the FDIC deems appropriate. Tier 1 capital is defined as the sum of common stockholders' equity, noncumulative perpetual preferred stock (including any related surplus) and minority interests in consolidated subsidiaries, minus all intangible assets other than mortgage servicing rights and qualifying supervisory goodwill eligible for inclusion in core capital under OTS regulations and minus identified losses and investments in certain securities subsidiaries. Insured depository institutions with Tier 1 capital equal to or greater than 2% of total assets may also be deemed to be operating in an unsafe or unsound condition notwithstanding such capital level. The regulation further provides that in considering applications that must be submitted to it by savings associations, the FDIC will take into account whether the savings association is meeting with the Tier 1 capital requirement for state non-member banks of 4% of total assets for all but the most highly rated state non-member banks.

     TRANSACTIONS WITH AFFILIATES. Transactions between savings associations and any affiliate are governed by Sections 23A and 23B of the Federal Reserve Act. An affiliate of a savings association is any company or entity which controls, is controlled by or is under common control with the savings association. In a holding company context, the parent holding company of a savings association (such as the Company) and any companies which are controlled by such parent holding company are affiliates of the savings association. Generally, Sections 23A and 23B (i) limit the extent to which the savings institution or its subsidiaries may engage in "covered transactions" with any one affiliate to an amount equal to 10% of such institution's capital stock and surplus, and contain an aggregate limit on all such transactions with all affiliates to an amount equal to 20% of such capital stock and surplus and (ii) require that all such transactions be on terms substantially the same, or at least as favorable, to the institution or subsidiary as those provided to a nonaffiliate. The term "covered transaction" includes the making of loans, purchase of assets, issuance of a guarantee and similar other types of transactions. In addition to the restrictions imposed by Sections 23A and 23B, no savings association may (i) loan or otherwise extend credit to an affiliate, except for any affiliate which engages only in activities which are permissible for bank holding companies, or
(ii) purchase or invest in any stocks, bonds, debentures, notes or similar obligations of any affiliate, except for affiliates which are subsidiaries of the savings association.

     Savings associations are also subject to the restrictions contained in
Section 22(h) of the Federal Reserve Act on loans to executive officers, directors and principal stockholders. Under Section 22(h), loans to a director, executive officer or greater than 10% stockholder of a savings association and certain affiliated interests of the foregoing, may not exceed, together with all other outstanding loans to such person and affiliated interests, the association's loans-to-one-borrower limit (generally equal to 15% of the institution's unimpaired capital and surplus) and all loans to such persons may not exceed the institution's unimpaired capital and unimpaired surplus. Section 22(h) also prohibits loans, above amounts prescribed by the appropriate federal banking agency, to directors, executive officers and greater than 10% stockholders of a savings association, and their respective affiliates, unless such loan is approved in advance by a majority of the board of directors of the association with any "interested" director not participating in the voting. The Federal Reserve Board has prescribed the loan amount (which includes all other outstanding loans to such person), as to which such prior board of director approval if required, as being the greater of $25,000 or 5% of capital and surplus (up to $500,000). Further, the Federal Reserve Board pursuant to Section 22(h) requires that loans to directors, executive officers and principal stockholders be made on terms substantially the same as offered in comparable transactions to other persons. Section 22(h) also prohibits a depository institution from paying the overdrafts of any of its executive officers or directors.

     Savings associations are also subject to the requirements and restrictions of Section 22(g) of the Federal Reserve Act on loans to executive officers and the restrictions of 12 U.S.C. (S) 1972 on certain tying arrangements and extensions of credit by correspondent banks. Section 22(g) of the Federal Reserve Act requires that loans to executive officers of depository institutions not be made on terms more favorable than those afforded to other borrowers, requires approval for such extensions of credit by the board of directors of the institution, and imposes reporting requirements for and additional restrictions on the type, amount and terms of credits to such officers. Section 1972 (i) prohibits a depository institution from extending credit to or offering any other services, or fixing or varying the consideration for such extension of credit or service, on the condition that the customer obtain some additional service from the institution or certain of its affiliates or not obtain services of a competitor of the institution, subject to certain exceptions, and (ii) prohibits extensions of credit to executive officers, directors, and greater than 10% stockholders of a depository institution by any other institution which has a correspondent banking relationship with the institution, unless such extension of credit is on substantially the same terms as those prevailing at the time for comparable transactions with other persons and does not involve more than the normal risk of repayment or present other unfavorable features.

     LIQUIDITY REQUIREMENTS. The Bank is required to maintain average daily balances of liquid assets (cash, certain time deposits, bankers' acceptances, highly rated corporate debt and commercial paper, securities of certain mutual funds, and specified United States government, state or federal agency obligations) equal to the monthly average of not less than a specified percentage (currently 5%) of its net withdrawable savings deposits plus short-term borrowings. The Bank is also required to maintain average daily balances of short-term liquid assets at a specified percentage (currently 1%) of the total of its net withdrawable savings accounts and borrowings payable in one year or less. Monetary penalties may be imposed for failure to meet liquidity requirements. The average daily liquidity ratio and short-term liquidity ratio of the Bank for the month ended June 30, 1997 were 21.5% and 18.2%, respectively.

     FEDERAL HOME LOAN BANK SYSTEM. The Bank is a member of the FHLB System, which consists of twelve district Federal Home Loan Banks subject to supervision and regulation by the Federal Housing Finance Board ("FHFB"). The Federal Home Loan Banks provide a central credit facility primarily for member institutions. As a member of the FHLB of Cincinnati, the Bank is required to acquire and hold shares of capital stock in the FHLB of Cincinnati in an amount at least equal to 1% of the aggregate unpaid principal of its home mortgage loans, home purchase contracts, and similar obligations at the beginning of each year, or 1/20 of its advances (borrowings) from the FHLB of Cincinnati, whichever is greater. As of June 30, 1997, the Bank had an investment in FHLB Cincinnati stock of $1.2 million.

     The FHLB of Cincinnati serves as a reserve or central bank for its member institutions within its assigned district. It is funded primarily from proceeds derived from the sale of consolidated obligations of the FHLB System. It makes advances to members in accordance with policies and procedures established by the FHFB and the Board of Directors of the FHLB of Cincinnati. Long-term advances may only be made for the purpose of providing funds for residential housing finance. See "Deposit Activities and Other Sources of Funds -- Borrowings."

     FEDERAL RESERVE SYSTEM. Pursuant to regulations of the Federal Reserve Board, a thrift institution must maintain average daily reserves in a manner sufficient to satisfy its reserve requirements on reservable liabilities. No reserves are required to be maintained on the first $4.3 million of transaction accounts, reserves equal to 3% must be maintained on the next $49.3 million of transaction accounts, and a reserve of 10% must be maintained against all remaining transaction accounts. These reserve requirements are subject to adjustment by the Federal Reserve Board. Because required reserves must be maintained in the form of vault cash or in a non-interest bearing account at a Federal Reserve Bank, the effect of the reserve requirement is to reduce the amount of the institution's interest-earning assets. As of June 30, 1997, the Bank met its reserve requirements.

     SAFETY AND SOUNDNESS GUIDELINES. Under FDICIA, as amended by the Riegle Community Development and Regulatory Improvement Act of 1994 (the "CDRI Act"), each Federal banking agency is required to establish safety and soundness standards for institutions under its authority. On July 10, 1995, the Federal banking agencies, including the OTS, released Interagency Guidelines Establishing Standards for Safety and Soundness and published a final rule establishing deadlines for submission and review of safety and soundness compliance plans. The final rule and the guidelines went into effect on August 9, 1995. The guidelines require savings institutions to maintain internal controls and information systems and internal audit systems that are appropriate for the size, nature and scope of the institution's business. The guidelines also establish certain basic standards for loan documentation, credit underwriting, interest rate risk exposure, and asset growth. The guidelines further provide that savings institutions should maintain safeguards to prevent the payment of compensation, fees and benefits that are excessive or that could lead to material financial loss, and should take into account factors such as comparable compensation practices at comparable institutions. If the OTS determines that a savings institution is not in compliance with the safety and soundness guidelines, it may require the institution to submit an acceptable plan to achieve compliance with the guidelines. A savings institution must submit an acceptable compliance plan to the OTS within 30 days of receipt of a request for such a plan. Failure to submit or implement a compliance plan may subject the institution to regulatory sanctions. Management believes that the Bank meets substantially all the standards adopted in the interagency guidelines.

     Additionally under FDICIA, as amended by the CDRI Act, the federal banking agencies are required to establish standards relating to the asset quality and earnings that the agencies determine to be appropriate. On July 10, 1995, the federal banking agencies, including the OTS, issued proposed guidelines relating to asset quality and earnings. Under the proposed guidelines a savings institution should maintain systems, commensurate with its size and the nature and scope of its operations, to identify problem assets and prevent deterioration in those assets as well as to evaluate and monitor earnings and ensure that earnings are sufficient to maintain adequate capital and reserves. Management believes that the asset quality and earnings standards, in the form proposed by the banking agencies, would not have a material effect on the Bank's operations.

REGULATION OF THE COMPANY

     General. The Company is a unitary savings and loan holding company within the meaning of the Home Owners' Loan Act. As such, the Company is registered with the OTS and subject to OTS regulations, examinations, supervision and reporting requirements.

     ACTIVITIES RESTRICTIONS. The Board of Directors of the Company presently intends to operate the Company as a unitary savings and loan holding company. There are generally no restrictions on the activities of a unitary savings and loan holding company. However, if the director of OTS determines that there is reasonable cause to believe that the continuation by a savings and loan holding company of an activity constitutes a serious risk to the financial safety, soundness, or stability of its subsidiary savings association, the Director of OTS may impose such restrictions as deemed necessary to address such risk and limiting (i) payment of dividends by the savings association, (ii) transactions between the savings association and its affiliates, and (iii) any activities of the savings association that might create a serious risk that the liabilities of the holding company and its affiliates may be imposed on the savings association. Notwithstanding the above rules as to permissible business activities of unitary savings and loan holding companies, if the savings association subsidiary of such a holding company fails to meet the QTL Test, then such unitary holding company shall also be subject to the activities restrictions applicable to multiple holding companies and unless the savings association requalifies as a Qualified Thrift Lender within one year thereafter, register as, and become subject to, the restrictions applicable to a bank holding company.

     If the Company were to acquire control of another savings association, other than through merger or other business combination with the Bank, the Company would thereupon become a multiple savings and loan holding company. Except where such acquisition is pursuant to the authority to approve emergency thrift acquisitions and where each subsidiary savings association meets the QTL Test, the activities of the Company and any of its subsidiaries (other than the Bank or other subsidiary savings institutions) would thereafter be subject to further restrictions. The Home Owners' Loan Act provides that, among other things, no multiple savings and loan holding company or subsidiary thereof which is not a savings association shall commence or continue for a limited period of time after becoming a multiple savings and loan holding company or subsidiary thereof, any business activity, upon prior notice to, and no objection by the OTS, other than (i) furnishing or performing management services for a subsidiary savings association, (ii) conducting an insurance agency or escrow business, (iii) holding, managing, or liquidating assets owned by or acquired from a subsidiary savings institution, (iv) holding or managing properties used or occupied by a subsidiary savings institution, (v) acting as trustee under deeds of trust, (vi) those activities previously directly authorized by the Federal Savings and Loan Insurance Corporation by regulation as of March 5, 1987 to be engaged in by multiple holding companies or (vii) those activities authorized by the Federal Reserve Board as permissible for bank holding companies, unless the Director of OTS by regulation prohibits or limits such activities for savings and loan holding companies. Those activities described in
(vii) above must also be approved by the Director of OTS prior to being engaged in by a multiple holding company.

     RESTRICTIONS ON ACQUISITIONS. Savings and loan holding companies are prohibited from acquiring, without prior approval of the Director of OTS, (i) control of any other savings association or savings and loan holding company or substantially all the assets thereof or (ii) more than 5% of the voting shares of a savings association or holding company thereof which is not a subsidiary. Under certain circumstances, a registered savings and loan holding company is permitted to acquire, with the approval of the Director of OTS, up to 15% of the voting shares of an under-capitalized savings association pursuant to a "qualified stock issuance" without that savings association being deemed controlled by the holding company. In order for the shares acquired to constitute a "qualified stock issuance," the shares must consist of previously unissued stock or treasury shares, the shares must be acquired for cash, the savings and loan holding company's other subsidiaries must have tangible capital of at least 6-1/2% of total assets, there must not be more than one common director or officer between the savings and loan holding company and the issuing savings association and transactions between the savings association and the savings and loan holding company and any of its affiliates must conform to Sections 23A and 23B of the Federal Reserve Act. Except with the prior approval of the Director of OTS, no director or officer of a savings and loan holding company or person owning or controlling by proxy or otherwise more than 25% of such company's stock, may also acquire control of any savings association, other than a subsidiary savings association, or of any other savings and loan holding company.

     The Director of OTS may only approve acquisitions resulting in the formation of a multiple savings and loan holding company which controls savings associations in more than one state if: (i) the multiple savings and loan holding company involved controls a savings institution which operated a home or branch office in the state of the association to be acquired as of March 5, 1987; (ii) the acquiror is authorized to acquire control of the savings association pursuant to the emergency acquisition provisions of the Federal Deposit Insurance Act; or (iii) the statutes of the state in which the association to be acquired is located specifically permit institutions to be acquired by state-chartered associations or savings and loan holding companies located in the state where the acquiring entity is located (or by a holding company that controls such state-chartered savings institutions).

     The OTS has recently amended its regulations to permit federal associations to branch in any state or states of the United States and its territories. Except in supervisory cases or when interstate branching is otherwise permitted by state law or other statutory provision, a federal association may not establish an out-of-state branch unless (i) the federal association qualifies as a "domestic building and loan association" under (S)7701(a)(19) of the Internal Revenue

Code and the total assets attributable to all branches of the association in the state would qualify such branches taken as a whole for treatment as a domestic building and loan association and (ii) such branch would not result in (a) formation of a prohibited multi-state multiple savings and loan holding company or (b) a violation of certain statutory restrictions on branching by savings association subsidiaries of banking holding companies. Federal associations generally may not establish new branches unless the association meets or exceeds minimum regulatory capital requirements. The OTS will also consider the association's record of compliance with the Community Reinvestment Act of 1977 in connection with any branch application.

     The Bank Holding Company Act of 1956 authorizes the Federal Reserve Board to approve an application by a bank holding company to acquire control of any savings association. Pursuant to rules promulgated by the Federal Reserve Board, owning, controlling or operating a savings association is a permissible activity for bank holding companies, if the savings association engages only in deposit-taking activities and lending and other activities that are permissible for bank holding companies. In approving such an application, the Federal Reserve Board may not impose any restriction on transactions between the savings association and its holding company affiliates except as required by Sections 23A and 23B of the Federal Reserve Act.

     A bank holding company that controls a savings association may merge or consolidate the assets and liabilities of the savings association with, or transfer assets and liabilities to, any subsidiary bank which is a member of the BIF with the approval of the appropriate federal banking agency and the Federal Reserve Board. The resulting bank will be required to continue to pay assessments to the SAIF at the rates prescribed for SAIF members on the deposits attributable to the merged savings association plus an annual deposit growth increment. In addition, the transaction must comply with the restrictions on interstate acquisitions of commercial banks under the Bank Holding Company Act.

                                 TAXATION

     GENERAL. The Company and its subsidiaries file a consolidated federal income tax return on a June 30 fiscal year basis. Consolidated returns have the effect of eliminating intercompany distributions, including dividends, from the computation of consolidated taxable income for the taxable year in which the distributions occur.

     FEDERAL AND STATE INCOME TAXATION. Savings institutions are subject to the provisions of the Internal Revenue Code of 1986, as amended (the "Code") in the same general manner as other corporations. Prior to recent legislation, institutions such as the Bank which met certain definitional tests and other conditions prescribed by the Code benefitted from certain favorable provisions regarding their deductions from taxable income for annual additions to their bad debt reserve. For purposes of the bad debt reserve deduction, loans are separated into "qualifying real property loans," which generally are loans secured by interests in certain real property, and nonqualifying loans, which are all other loans. The bad debt reserve deduction with respect to nonqualifying loans must be based on actual loss experience. The amount of the bad debt reserve deduction with respect to qualifying real property loans may be based upon actual loss experience (the "experience method") or a percentage of taxable income determined without regard to such deduction (the "percentage of taxable income method"). Legislation recently signed by the President repealed the percentage of taxable income method of calculating the bad debt reserve. The Bank has generally elected to use the method which has resulted in the greatest deductions for federal income tax purposes.

     Legislation that is effective for tax years beginning after December 31, 1995 requires institutions to recapture into taxable income over a six taxable year period the portion of the tax loan loss reserve that exceeds the pre-1988 tax loan loss reserve. The Bank will no longer be allowed to use the percentage of taxable income method for tax loan loss provisions, but would be allowed to use the experience method of accounting for bad debts. There will be no future effect on net income of the Bank from the recapture because the taxes on these bad debts reserves have been accrued as a deferred tax liability. Beginning with the first taxable year beginning after December 31, 1995, savings institutions, such as the Bank, will be treated the same as commercial banks. Institutions with $500 million or more in assets will only be able to take a tax deduction when a loan is actually charged off. Institutions with less than $500 million in assets will still be permitted to make deductible bad debt additions to reserves, but only using the experience method.

     The legislation provides for a suspension of this recapture if the institution meets the "residential loan requirement." This requirement is met if the principal amount of residential loans that the institution originates during its first taxable year after December 31, 1995, exceeds the average of the principal amounts of residential loans made by the institution during the six most recent taxable years beginning before January 1, 1996. If the requirement is met, the recapture is suspended until a taxable year beginning December 31, 1997, or until the residential loan requirement is not met in a subsequent year. The Bank met this requirement for the taxable year ended June 30, 1997.

     Under the experience method, the bad debt deduction for an addition to the reserve for qualifying real property loans is an amount determined under a formula based generally on the bad debts actually sustained by a savings institution over a period of years. Under the percentage of taxable income method, the bad debt reserve deduction for qualifying real property loans is computed as a percentage, which Congress has reduced from as much as 60% in prior years to 8% of taxable income, with certain adjustments, effective for taxable years beginning after 1986. The allowable deduction under the percentage of taxable income method (the "percentage bad debt deduction") for taxable years beginning before 1987 was scaled downward in the event that less than 82% of the total dollar amount of the assets of an institution were within certain designated categories. When the percentage method bad debt deduction was lowered to 8%, the 82% qualifying assets requirement was lowered to 60%. For all taxable years, there is no deduction in the event that less than 60% of the total dollar amount of the assets of an institution falls within such categories. Moreover, in such case, the Bank could be required to recapture, generally over a period of up to four years, its existing bad debt reserve.

     Earnings appropriated to the Bank's bad debt reserve and claimed as a tax deduction are not available for the payment of cash dividends or for distribution to stockholders (including distributions made on dissolution or liquidation), unless the Bank includes the amount in taxable income, along with the amount deemed necessary to pay the resulting federal income tax.

     The Bank's federal income tax return for the period ended June 30, 1993, was audited by the Internal Revenue Service in 1995. The examination did not significantly effect the Bank's tax liability. For further information regarding federal income taxes see "Income Tax" included in the Notes to Consolidated Financial Statements.

     The Commonwealth of Kentucky imposes no income or franchise taxes on savings institutions. However, the Company (on an unconsolidated basis) and the Bank's wholly-owned subsidiary must pay a Kentucky state income tax, as well as a tax on capital. The tax on income is 4.0% for the first $25,000 of taxable income, 5.0% for the next $25,000, 6.0% for the next $50,000, 7.0% for the next $150,000 and 8.25% for all income over $250,000. The tax on capital is .0021 times the capital employed.

     The Bank is subject to a Kentucky ad valorem tax. Assessed at the beginning of each calendar year, this tax is 0.1% of the Bank's savings accounts, common stock, capital, and retained income with certain deductions for amounts borrowed by depositors and for securities guaranteed by the U.S. Government or certain of its agencies. For the fiscal year ended June 30, 1997, the amount of such expense was approximately $112,000 and is included in noninterest expense in the Consolidated Statements of Earnings.

     In addition to the Bank's federal income tax liability, the State of Tennessee imposes an excise tax on savings institutions at the rate of 6% of net taxable income, which is computed based on federal taxable income allocable to Tennessee, subject to certain adjustments. The State of Tennessee also imposes franchise and privilege taxes on savings institutions based on assets, which, in the case of the Bank, have not constituted significant expense items.

ITEM 2.  PROPERTIES
-------------------

     The following table sets forth the location and certain additional information regarding the Bank's offices at June 30, 1997. The Bank owns its main office and New Tazewell Branch, and leases its Harlan Branch.

                                    Year   Square
                                   Opened  Footage  Net Book Value
                                   ------  -------  --------------
     MAIN OFFICE:
     1602 Cumberland Avenue (1)
     Middlesboro, Kentucky           1980    9,500      $1,009,439

     BRANCH OFFICES:
     Village Center (2)              1975    3,300          93,677
     Harlan, Kentucky

     600 Fifth Avenue (1)
     New Tazewell, Tennessee         1995    5,000         798,027

       Total                                            $1,901,143
                                                        ==========

--------------------

(1) Owned by Home Service Corporation, the Bank's wholly-owned subsidiary, and leased to the Bank.
(2) In November 1990, the lease on this property was renegotiated for a seven-year term with three five-year options. The annual rent is $39,803. The Bank is liable to reimburse the lessor for its proportionate share of any increase in real estate taxes and insurance paid by lessor. The rent expense for years 1997 and 1996 was $39,803 and $39,803, respectively.

     Intrieve Corporation, Cincinnati, Ohio, performs data processing and record keeping for Home Federal. The Bank's fixtures and equipment include a network of teller terminals, several computers, satellite communications equipment, ATMs and a check processing machine.

     At June 30, 1997, the net book value of the Bank's premises, furniture, fixtures, equipment and land for future development was $2.2 million. It is Management's opinion that all of the Bank's properties are adequately covered by insurance. See "Premises and Equipment" included in the Notes to Consolidated Financial Statements included elsewhere herein.

ITEM 3. LEGAL PROCEEDINGS.
-------------------------

     From time to time, the Bank is a party to various routine legal proceedings incident to its business, including loan foreclosure actions. The Bank has one lawsuit outstanding in the U.S. District Court for the Eastern District of Tennessee involving a loan which was made in 1990 and paid off in 1991. The lawsuit, which was filed in federal court by the plaintiff on his own behalf, charges the Bank and certain of its officers with fraud in the loan transaction, and requests damages of approximately $3.0 million. The suit has been reviewed by counsel from the Bank's insurance company. Counsel has determined that the lawsuit is without merit and has filed a motion with the court to dismiss the lawsuit. There are currently no other material legal proceedings to which the Company, the Bank or its subsidiary is a party or to which any of their property is subject.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
------------------------------------------------------------

     No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended June 30, 1997.

                                 PART II

Item 5.  Market for the Registrant's Common Equity and Related Stockholder
--------------------------------------------------------------------------
Matters
-------

     The information contained under the section captioned "Market Information" in the Bank's Annual Report to Stockholders for the Fiscal Year Ended June 30, 1997 (the "Annual Report") is incorporated herein by reference. For information regarding restrictions on the payment of dividends see Item 1. "Business -- Regulation -- Regulation of the Bank -- Dividend Limitations."

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
--------------------------------------------------------------------------------
OF OPERATIONS
-------------

     The information contained in the section captioned "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Annual Report is incorporated herein by reference.

ITEM 7.  FINANCIAL STATEMENTS
-----------------------------

     The consolidated financial statements contained in the Annual Report, listed under Item 13 herein, are incorporated herein by reference.

ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
------------------------------------------------------------------------
FINANCIAL DISCLOSURE
--------------------

     Not applicable.

                                 PART III

Item 9.  Directors and Executive Officers, Promoters and Control Persons;
-------------------------------------------------------------------------
Compliance with Section 16(a) of the Exchange Act
-------------------------------------------------

     For information regarding delinquent filers and the disclosure required pursuant to Item 405 of Regulation S-KSB, reference is made to "Voting Securities and Principal Holders Thereof" in the Proxy Statement which information is incorporated herein by reference.

ITEM 10.  EXECUTIVE COMPENSATION
--------------------------------

     The information contained under the section captioned "Proposal I -- Election of Directors -- Executive Compensation" in the Proxy Statement is incorporated herein by reference.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
------------------------------------------------------------------------

(a) and (b) The information required by this item is incorporated herein by reference to the sections captioned "Proposal I - Election of Directors" and "Voting Securities and Principal Holders Thereof" of the Proxy Statement.

(c) Management knows of no arrangements, including any pledge by any person of securities of the Bank, the operation of which may at a subsequent date result in a change in control of the registrant.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
--------------------------------------------------------

     The information required by this item is incorporated herein by reference to the section captioned "Proposal I -- Election of Directors" of the Proxy Statement.

ITEM 13.  EXHIBITS, LISTS AND REPORTS ON FORM 8-K.
-------------------------------------------------

     (A)  LIST OF DOCUMENTS FILED AS PART OF THIS REPORT
          ----------------------------------------------

          The following exhibits are either attached to or incorporated by reference in this Annual Report on Form 10-KSB.

  Page No.
Sequentially
     No.      Description                                                 Numbered Copy
------------  ------------                                                -------------
  (3a)         Articles of Incorporation of HFB Financial Corporation            *

  (3b)         Bylaws of HFB Financial Corporation                               *

  (4)          Common Stock Certificate of HFB Financial Corporation             *

  (10a)        HFB Financial Corporation Stock Option Plan                       *

  (10b)        Home Federal Bank, Federal Savings Bank Management                *
               Recognition Plan

  (10c)        Home Federal Bank, Federal Savings Bank Supplemental              *
               Executive Retirement Plan

  (10d)        Employment Agreement between the Bank and David B. Cook           *

  (10e)        Employment Agreement between the Bank and J. D. Cook              *

  (10f)        Employment Agreement between the Bank and Stanley Alexander, Jr.  *

  (13)         Annual Report to Stockholders for the Fiscal Year Ended June 30, 1997

  (21)         Subsidiaries of the Registrant

  (27)         Financial Data Schedule

----------------
* Incorporated by reference to the Corporation's Registration Statement on Form S-1 (33-52308) filed with the Securities and Exchange Commission on September 23, 1992.


     (B)  REPORTS ON FORM 8-K.  On May 20, 1997, the Corporation filed a Current
          -------------------
Report on Form 8-K, disclosing under "Item 4. Change in Registrant's Certifying Accountant," the change in accountants by the Registrant from Grover Greweling & Co. PSC, to George S. Oliver & Co.

                                 SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     HFB FINANCIAL CORPORATION


September 26, 1997                   By: /s/ David B. Cook
                                         ---------------------------
                                         David B. Cook
                                         President and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


/s/ David B. Cook                               September 26, 1997
------------------------------------
David B. Cook
President and Chief Executive Officer
and Director
(Principal Executive Officer)


/s/ Stanley Alexander, Jr.                      September 26, 1997
------------------------------------
Stanley Alexander, Jr.
Chief Financial Officer
(Principal Financial and Accounting Officer)


/s/ J. D. Cook                                  September 26, 1997
------------------------------------
J. D. Cook
Chairman of the Board


/s/ E. W. Nagle                                 September 26, 1997
------------------------------------
E. W. Nagle
Vice Chairman of the Board


/s/ Frank W. Lee                                September 26, 1997
------------------------------------
Frank W. Lee
Secretary-Treasurer and a Director


/s/ Frances C. Rasnic                           September 26, 1997
------------------------------------
Frances C. Rasnic
Director


/s/ Charles Harris                              September 26, 1997
------------------------------------
Charles Harris
Director


/s/ Earl Burchfield                             September 26, 1997
------------------------------------
Earl Burchfield
Director


/s/ Robert V. Costanzo                          September 26, 1997
------------------------------------
Robert V. Costanzo
Director

                               INDEX TO EXHIBITS


Exhibit No.   Description                                             Page
-----------   -----------                                             ----
(3a)          Articles of Incorporation of HFB Financial Corporation    *

(3b)          Bylaws of HFB Financial                                   *

(4)           Common Stock Certificate of HFB Financial Corporation     *

(10a)         HFB Financial Corporation Stock Option Plan               *

(10b)         Home Federal Bank, Federal Savings Bank Management        *
              Recognition Plan

(10c)         Home Federal Bank, Federal Savings Bank Supplemental      *
              Executive Retirement Plan

(10d)         Employment Agreement between the Bank and David B. Cook   *

(10e)         Employment Agreement between the Bank and J. D. Cook      *

(10f)         Employment Agreement between the Bank and Stanley         *
              Alexander, Jr.

(13)          Annual Report to Stockholders for the Fiscal Year Ended
              June 30, 1997

(21)          Subsidiaries of the Registrant

(27)          Financial Data Schedule

----------------
* Incorporated by reference to the Corporation's Registration Statement on Form S-1 (33-52308) filed with the Securities and Exchange Commission on September 23, 1992.