Form 10-Q
period 1997-09-30
HFB FINANCIAL CORP
filed 1997-11-13
CIK 892157

                                 UNITED STATES

                      SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C.  20549

                                   FORM 10-Q

                [X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934



               For the quarterly period ended September 30, 1997

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


The number of shares of the registrant's $1 par value common stock outstanding at September 30, 1997 was 1,083,626



There are a total of 15 pages filed in this document.

                           HFB FINANCIAL CORPORATION

                                   I N D E X
                                   ---------


                                                                        PAGE NO.
                                                                        --------

PART I - FINANCIAL INFORMATION

 ITEM  1.  FINANCIAL STATEMENTS

           Consolidated Balance Sheet                                         3


           Consolidated Statement of Earnings                                 4


           Consolidated Statement of Stockholders' Equity                     5


           Consolidated Statement of Cash Flows                             6-7


           Notes to Consolidated Financial Statements                      8-11

 ITEM  2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS                  11-13


PART II - OTHER INFORMATION                                                  14


SIGNATURES                                                                   15

                   HFB FINANCIAL CORPORATION AND SUBSIDIARY

                          CONSOLIDATED BALANCE SHEET
                                  (Unaudited)

                                              SEPTEMBER 30,         JUNE 30,
                                                  1997                1997
                                              -------------         --------
ASSETS
  Cash and due from banks                     $  3,247,973        $  3,794,637
  Trading securities                             1,097,738             795,555
  Investment securities
    Available for sale                          24,864,760          25,112,540
    Held to maturity                            18,587,864          20,206,502
                                              ------------        ------------
      Total investment securities               43,452,624          45,319,042
  Loans                                        109,100,026         105,694,555
   Allowance for loan losses                      (778,123)           (710,168)
                                              ------------        ------------
      Net loans                                108,321,903         104,984,387
  Premises and equipment                         2,106,377           2,167,393
  Federal Home Loan Bank stock                   1,190,400           1,169,100
  Interest receivable                            1,306,685           1,074,282
  Other Assets                                     151,996             152,571
                                              ------------        ------------
      Total assets                             160,875,696         159,456,967
                                              ============        ============

LIABILITIES
  Deposits
    Interest bearing                          $130,710,817        $131,130,405
    Non-interest bearing                         1,494,734           2,072,137
                                              ------------        ------------
      Totals                                   132,205,551         133,202,542
  Short term borrowings                          8,500,000           7,500,000
  Long term debt                                   706,406             720,753
  Interest payable                               1,146,296             548,233
  Other liabilities                              1,389,989             918,412
                                              ------------        ------------
      Total liabilities                        143,948,242         142,889,940
                                              ------------        ------------

STOCKHOLDERS' EQUITY
  Preferred stock, $1 par value
    Authorized and unissued--1,000,000 shares
  Common stock, $1 par value
    Issued and outstanding--1,285,673 shares     1,285,673           1,285,673
  Additional paid-in capital                     6,098,357           6,094,551
  Less: Common stock acquired by ESOP              (96,185)           (125,422)
      Common stock acquired by Management
       Recognition Plan and Supplemental
      Executive Retirement Plan                    (93,950)           (100,950)
      Common stock acquired by Rabbi trusts
       for deferred compensation plans            (294,410)           (283,259)
  Treasury stock, at cost, 202,047 shares       (2,030,955)         (2,030,955)
  Retained earnings                             11,940,402          11,717,514
  Net unrealized gain on securities available
   for sale                                        118,522               9,875
                                              ------------        ------------
      Total stockholders' equity                16,927,454          16,567,027
                                              ------------        ------------

      Total liabilities and stockholders'
       equity                                 $160,875,696        $159,456,967
                                              ============        ============



See notes to consolidated financial statements.

                   HFB FINANCIAL CORPORATION AND SUBSIDIARY

                       CONSOLIDATED STATEMENT OF INCOME
                                  (Unaudited)


                                                       THREE MONTHS ENDED
                                                           SEPTEMBER 30,
                                                         1997        1996
                                                     -------------------------
INTEREST INCOME
  Loans receivable                                    $2,394,912   $2,094,361
  Investment securities                                  711,540      655,765
  Other dividend income                                   27,054       20,138
  Deposits with financial institutions                    35,852       43,855
                                                     -------------------------
    Total interest income                              3,169,358    2,814,119
                                                     -------------------------

INTEREST EXPENSE
  Deposits                                             1,604,149    1,575,693
  Short term borrowings                                  108,242       20,973
  Long term debt                                          14,313       15,451
                                                     -------------------------
    Total interest expense                             1,726,704    1,612,117
                                                     -------------------------

NET INTEREST INCOME                                    1,442,654    1,202,002
  Provision for loan losses                               67,955       77,747
                                                     -------------------------

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES    1,374,699    1,124,255
                                                     -------------------------

OTHER INCOME
  Service charges for deposit accounts                    99,518       72,760
  Other customer fees   `                                 11,037       10,187
  Net gain (loss) on trading securities                  167,823       53,170
  Net realized gain (loss) on sales of available for
   sale securities                                         7,623
  Other income                                             9,763       13,133
                                                     -------------------------
    Total other income                                   295,764      149,250
                                                     -------------------------

OTHER EXPENSES
  Salaries and employee benefit                          494,018      441,896
  Net occupancy expenses                                  37,676       54,641
  Equipment expenses                                      72,591       51,441
  Data processing fees                                    61,833       48,461
  Deposit insurance expense                               21,104       70,669
  SAIF special assessment                                             705,859
  Legal and professional fees                             37,558       50,707
  Advertising                                             20,568       24,498
  State franchise and deposit taxes                       31,369       39,860
  Other expenses                                         116,767      105,473
                                                     -------------------------
     Total other expenses                                893,484    1,593,505
                                                     -------------------------

INCOME BEFORE INCOME TAX                                 776,979     (320,000)
  Income tax expense                                     326,529     (107,875)
                                                     -------------------------

NET INCOME                                               450,450     (212,125)
                                                     =========================

PER SHARE
  Net income                                          $     0.42   $     (0.20)
                                                     =========================

WEIGHTED AVERAGE SHARES OUTSTANDING                    1,083,626     1,051,447
                                                     =========================

See notes to consolidated financial statements.

                   HFB FINANCIAL CORPORATION AND SUBSIDIARY

           CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

                     Three months ended September 30, 1997

                                  (Unaudited)

                                                                                                                 NET
                                                                                                             UNREALIZED
                                                                                                               GAIN ON     TOTAL
                                        ADDITIONAL               MRP                                         SECURITIES    STOCK-
                               COMMON    PAID-IN      ESOP       AND      RABBI       TREASURY     RETAINED   AVAILABLE   HOLDERS'
                               STOCK     CAPITAL      DEBT*     SERP**    TRUSTS        STOCK      EARNINGS    FOR SALE    EQUITY
                             ---------- ---------- ---------  ---------  ---------  -----------  ----------- ---------- -----------
BALANCES, JUNE 30, 1997      $1,285,673 $6,094,551 $(125,422) ($100,950) ($283,259) ($2,030,955) $11,717,514  $  9,875  $16,567,027

Net earnings                                                                                         450,450                450,450

Dividends declared                                                                                  (227,562)              (227,562)

Reduction of ESOP debt                                29,237                                                                 29,237

Stock issued under MRP                                            7,000                                                       7,000

Stock purchased by Rabbi
 trusts                                                                    (11,151)                                         (11,151)

Net change in unrealized
 gain on securities
 available for sale                                                                                            108,647      108,647

Tax benefit of employee                      3,806                                                                            3,806
 benefit plans
                             ---------- ---------- ---------  ---------  ---------  -----------  ----------- ---------- -----------
BALANCES, SEPTEMBER 30, 1997 $1,285,673 $6,098,357 $ (96,185) $ (93,950) $(294,410) $(2,030,955) $11,940,402  $118,522  $16,927,454
                             ========== ========== =========  =========  =========  ===========  =========== ========== ===========

*   Employees Stock Ownership Plan (ESOP)
** Management Recognition Plan (MRP) and Supplemental Executive Retirement Plan (SERP)

See notes to consolidated financial statements.

                   HFB FINANCIAL CORPORATION AND SUBSIDIARY

                     CONSOLIDATED STATEMENT OF CASH FLOWS
                                  (Unaudited)


                                                       THREE MONTHS ENDED
                                                           SEPTEMBER 30,
                                                         1997        1996
                                                     -------------------------
OPERATING ACTIVITIES
  Net income (loss)                                   $  450,450   $  (212,125)
  Adjustments to reconcile net income to net cash
   provided by operating activities
   Provision for loan losses                              67,955        77,747
   Depreciation and amortization
    Property and equipment                                61,016        57,210
    Cost of ESOP and MRP                                  36,238        29,037
    Investment securities                                  2,282         8,348
   FHLB stock dividend                                   (21,300)      (19,100)
   Deferred income tax                                     7,000           550
   Net change in
    Trading account securities                          (302,183)     (206,880)
    Interest receivable                                 (232,403)     (175,765)
    Interest payable                                     598,063       530,373
    Other assets                                             573        (4,295)
    Other liabilities                                    406,630       720,421
                                                     -------------------------
   Net cash provided by operating activities           1,074,321       805,521
                                                     -------------------------

INVESTING ACTIVITIES
  Purchases of securities available for sale          (1,702,778)     (500,000)
  Purchases of securities held to maturity                            (996,012)
  Proceeds from maturities of securities available
   for sale                                              834,903       507,887
  Proceeds from sales of securities available for
   sale                                                1,284,398
  Proceeds from maturities of securities held to
   maturity                                            1,618,013       319,351
  Net change in loans                                 (3,405,470)   (1,863,363)
  Purchases of premises and equipment                                  (10,779)
                                                     -------------------------
    Net cash used by investing activities             (1,370,934)   (2,542,916)
                                                     -------------------------


                                  (continued)
                                       6

                   HFB FINANCIAL CORPORATION AND SUBSIDIARY
               CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED

                                  (Unaudited)

                                                             THREE MONTHS ENDED
                                                                SEPTEMBER 30,
                                                             1997           1996
                                                          ----------     ----------
FINANCING ACTIVITIES
  Net change in
    Non interest-bearing, interest-bearing and
     savings deposits                                     $  (83,354)   $  (513,195)
    Certificates of deposit                                 (913,637)       340,989
    Short term borrowings                                  1,000,000              0
  Repayment of long-term debt                                (14,347)       (13,241)
  Cash dividends                                            (227,562)      (201,228)
  Purchase of stock                                                        (204,550)
  Sale of common stock                                                       10,000
  Common stock acquired by Rabbi trusts                      (11,151)
                                                          ----------    -----------
      Net cash used by financing activities                 (250,051)      (581,225)
                                                          ----------    -----------
NET CHANGE IN CASH AND CASH EQUIVALENTS                     (546,664)    (2,318,620)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD             3,794,637      4,744,672
                                                          ----------    -----------
CASH AND CASH EQUIVALENTS, END OF PERIOD                  $3,247,973    $ 2,426,052
                                                          ==========    ===========
ADDITIONAL CASH FLOWS INFORMATION
  Interest paid                                           $1,128,642    $1,081,831
  Income tax paid                                            146,314         2,002


See notes to consolidated financial statements.

                           HFB FINANCIAL CORPORATION

            Notes to Consolidated Financial Statements (Unaudited)

1. BASIS OF PRESENTATION:

     The unaudited consolidated financial information for the three month periods ended September 30, 1997 and 1996 includes the results of operations of HFB Financial Corporation (the "Corporation") and its wholly owned subsidiary Home Federal Bank, Federal Savings Bank ("Home Federal" or the "Bank"). The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial statements and with the instructions to Form 10-Q. It is suggested that these statements and notes be read in conjunction with the financial statements and notes thereto included in the Bank's annual report for the year ended June 30, 1997 on Form 10-K filed with the Securities and Exchange Commission.

     In the opinion of management, the financial information reflects all adjustments (consisting only of normal recurring adjustments) which are necessary for a fair presentation of the results of operations for such periods but should not be considered as indicative of results for a full year.

2. NONPERFORMING LOANS AND PROBLEM ASSETS

     Management reviews the Bank's loans on a regular basis. Commercial and multi-family real estate loans generally are placed on non-accrual status if the borrower is placed in bankruptcy proceedings, or management concludes that payment in full is not likely. Consumer and commercial loans generally are charged off, or an allowance is established for any expected loss after they become more than 90 days past due. Loans are charged off when management concludes that they are uncollectible.

     Real estate acquired by the Bank as a result of foreclosure is classified as real estate owned until such time as it is sold. When such property is acquired, it is recorded at the lower of the unpaid principal balance or its fair value less estimated selling cost. Any required write-down of the loan to its fair market value upon foreclosure is charged against the allowance for loan losses.

     The accrual of interest on impaired loans is discontinued when, in Management's opinion, the borrower may be unable to meet payments as they become due. When interest accrual is discontinued, all unpaid accrued is reversed. Interest income is subsequently recognized only to the extent cash payments are received.

3. NEW ACCOUNTING STANDARDS

     The Financial Accounting Standards Board has issued Statement No. 128, "Earnings Per Share." This statement simplifies the computation of earnings per share and requires dual presentation of basic and diluted earnings per share on the face of the income statement. The statement is effective for financial statements issued for periods ending after December 15, 1997, with earlier application not permitted. It is not expected that the application of this standard will have a significant impact on the Companies earnings per share presentation.

     The Financial Accounting Standards Board has also issued Statement No. 130, "Reporting Comprehensive Income," which establishes standards for reporting and display of comprehensive income and its components. In addition, the Financial Accounting Standards board has issued Statement No. 131, "Disclosures about Segments of an Enterprise and Related Information," which establishes standards for disclosing information about operating segments in interim and annual financial statements. The Company will comply with the new disclosure requirements beginning in fiscal 1999. The application of these pronouncements will not have a material impact on the Company's financial condition or results of operations.

The following sets forth information with respect to the Bank's non-performing assets at September 30, 1997 and June 30, 1997:

                            (Dollars in thousands)

                                                         September 30,    June 30,
                                                             1997          1997
                                                        ---------------  ---------

     Accruing loans which are contractually past due
        90 days or more:
          Real estate                                         $ 516         $ 365
          Consumer                                               14             3
                                                              -----         -----
                                                              $ 530         $ 368

     Real estate owned                                           58            58
                                                              -----         -----
        Total non-performing assets                           $ 588         $ 426
                                                              =====         =====

     Nonaccrual and 90 days or more past due loans
        as a percentage of total loans, net (1)                 .49%          .35%
                                                              =====         =====

     Nonaccrual and 90 days or more past due loans
        as a percentage of total assets                         .33%          .23%
                                                              =====         =====

     Non-performing assets as a percentage of total assets      .37%          .27%
                                                              =====         =====

     (1) The Bank had no nonaccrual loans at September 30, 1997 and June 30,
         1997.

The Bank has several potential problem commercial real estate loans to one borrower at September 30, 1997. The carrying amount of these loans is approximately $1.4 million, including a $131,000 working capital loan funded in January 1997. The properties securing these loans is not generating sufficient cash flow to fund debt service payments and the borrower has been from 30 to 60 days in arrears on the loan during the quarter. The borrower has obtained funds from another source to make the most recent payments on this indebtedness and the loan was brought current on October 31. Management is currently evaluating the collectability of this loan and assessing the possibility of any losses the Bank could incur.

The following sets forth the activity in the Bank's allowance for loan losses for the three months ended September 30, 1997:


                            (Dollars in thousands)

     Balance at June 30, 1997                                          $710
     Provision for loan losses                                           68
                                                                       ----
     Balance September 30, 1997                                         778
                                                                       ====

     Ratio of net charge offs during the period to average
       loans outstanding during the period                              .00%
                                                                       ====

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL:

     HFB Financial Corporation (the "Company"), a Tennessee Corporation, was formed in September 1992 at the direction of Home Federal Bank, Federal Savings Bank (the"Bank") for the purpose of becoming a holding company for the Bank as part of its conversion from mutual to stock form. The Corporation's primary operation is its' investment in the common stock of the Bank.

     The Bank is principally engaged in the business of accepting deposits from the general public and originating permanent loans which are secured by one-to-four family residential properties located in its market area. The Bank also originates consumer loans and commercial real estate loans, and maintains a substantial investment portfolio of mortgage-backed and other investment securities.

     The operations of Home Federal, and savings institutions generally, are significantly influenced by general economic conditions and the monetary and fiscal policies of government regulatory agencies. Deposit flows and costs of funds are influenced by interest rates on competing investments and prevailing market rates of interest. Lending activities are affected by the demand for financing real estate and other types of loans, which in turn are influenced by the interest rates at which such financing may be offered and other factors related to loan demand and the availability of funds. Just as the Bank's operations are influenced by regulatory authorities, so are its liquidity levels and capital resources. As of September 30, 1997, management is not aware of any current recommendations by regulatory authorities, which if implemented, would have a material effect on the Bank's operations, liquidity or resources.

     Issues regarding the year 2000 and the implications it may have on the operations of the Bank, customers of the Bank and vendors of the Bank is of grave concern to Management. The Board of Directors has designated a senior officer to oversee year 2000 compliance and an inventory of software, hardware, vendors and other issues is currently being developed. Each will be analyzed and assessed to determine if they are year 2000 compliant. This will be an ongoing process involving every aspect of the Company and the Bank.

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

FINANCIAL CONDITION

     The Corporation's assets increased by .89% to $160.9 million at September 30, 1997 compared to $159.5 million at June 30, 1997. This increase is due primarily to an increase in loans receivable, which was funded by proceeds generated by sales and maturities of investment securities.

     Cash and cash equivalents decreased by $547,000 to $3.2 million at September 30, 1997 from $3.8 million at June 30, 1997. This decrease was primarily the result of increased levels of loans and a decline in deposits during the quarter ended September 30, 1997.

     The Company maintains a portfolio of trading account securities which is comprised of common stock of other financial institutions. The portfolio was $1.1 million at September 30, 1997 compared to $796,000 at June 30, 1997. Most of this increase was attributable to market appreciation of the underlying stocks.

     The Bank's asset composition continues to change due to volatility in interest rates and a strong loan demand. In the current interest rate environment, a substantial portion of loans originated were adjustable-rate residential mortgages. During the three months ended September 30, 1997, the Bank originated $7.6 million in mortgages. Total loans receivable, net increased 3.18% to $108.3 million at September 30, 1997 compared to $105.0 million at June 30, 1997.

     At September 30, 1997, allowance for loan losses was $778,000 or .71% of loans receivable compared to $710,000 or .67% of loans receivable at June 30, 1997. During the three months ended September 30, 1997, the provision for loan losses was $68,000 and there were no charge offs or recoveries recorded. The Bank has several problem real estate loans to one borrower at September 30, 1997.. The carrying amount of these loans is approximately $1.4 million, including a $131,000 working capital loan which was funded in January 1997. The properties securing these loans are not generating sufficient cash flow to fund debt service payments and the borrower has been from 30 to 60 days in arrears on these loans during the quarter. The borrower obtained funds from another source to make the most recent payments on this indebtedness and these loans were brought current on October 31. There has been no improvement in cash flows since June 30, 1997 and Management continues to closely monitor this credit as to its collectability and any possible losses the Bank could incur.

     The Bank augments its lending activities and increases its asset yields by investing in mortgage-backed securities "MBSs " and U.S. Government securities. During the three months ended September 30, 1997, management purchased $1.7 million in investment securities and MBSs, while the proceeds from called and maturing investment securities, principal collected on MBSs and investments, and the sale of investment securities totaled $3.7 million. At September 30, 1997, investment securities available for sale, "AFS" was $24.9 million with a net unrealized gain of $119,000 and the balance of investment securities held to maturity, "HTM" was $18.6 million.

     Accrued interest receivable increased by $232,000 from $1.074 million at June 30, 1997 to $1.306 million at September 30, 1997 due to a higher volume of interest-earning assets and the timing of interest payments.

     Total deposits decreased by $997,000 to $132.206 million at September 30, 1997 from $133.203 million at June 30, 1997. During the three months ended September 30, 1997, Certificates of Deposiits increased $341,000 million while other deposits decreased by $1.338 million.

     Accrued interest on deposits increased by $598,000 to $1.146 million at September 30, 1997 from $548,000 at June 30, 1996. The increase was primarily due to the timing of interest payments.

     Short term borrowings from Federal Home Loan Bank increased by $1.0 million during the three months ended September 30, 1997 due to net increases in borrowings, which was used to fund increases in lending activities.

     The Bank's regulatory liquidity ratio was 23.49% at September 30, 1997 as compared to 21.50% at June 30, 1997. At September 30, 1997 the Bank met all the fully phased-in regulatory capital requirements under FIRREA. Tangible, core and risk-based capital ratios were 9.7%, 9.7% and 20.7% respectively at September 30, 1997 as compared to 9.7%, 9.7% and 20.7% at June 30, 1997.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996

     Net earnings increased by $662,000 to $450,000 for the three month period ended September 30, 1997 from $(212,000) for the three month period ended September 30, 1996. The primary reasons for the increase were a $241,000 increase in net interest income, a $10,000 decrease in provision for loan losses, an $146,000 increase noninterest income and a $700,000 decrease in noninterest expense offset by a $435,000 increase in income tax expense.

     Interest on loans receivable increased by $301,000 to $2.395 million for the three month period ended September 30, 1997 as compared to $2.094 million for the three month period ended September 30, 1996. This increase is mainly attributable to a higher weighted average balance of loans receivable outstanding.

     Interest on investment securities increased by $56,000 to $712,000 during the three month period ended September 30, 1997 from $656,000 for the three month period ended September 30, 1996, primarily due to higher yields.

     Other dividend income increased by $7,000 to $27,000 for the three month period ended September 30, 1997 from $20,000 for the three month period ended September 30, 1996 due primarily to increased investment in trading account securities.

     Interest on deposits with other financial institutions decreased by $8,000 to $36,000 for the three month period ended September 30, 1997 from $44,000 for the three month period ended September 30, 1996. This decrease was primarily due to decreased volume arising from funding needs.

     Interest on deposits increased by $28,000 to $1.604 million for the three month period ended September 30, 1997 from $1.576 million for the three month period ended September 30, 1996 as a result of higher volume and a change in the overall deposit mix. Lower rate savings accounts declined, while Certificates of Deposits increased.

     Interest on short term borrowings and long term debt increased by $87,000 to $123,000 for the three month period ended September 30, 1997 from $36,000 for the three month period ended September 30, 1996 due to higher levels of borrowing.

     Provision for loan losses was $68,000 for the three month period ended September 30, 1997 as compared to $78,000 for the three month period ended September 30, 1996. The provision was the result of Management's evaluation of the adequacy of the allowance for loan losses including consideration of recoveries of loans previously charged off, the perceived risk exposure among loan types, actual loss experience, delinquency rates, and current economic conditions. The Bank's allowance for loan losses as a percent of total loans at September 30, 1997 was .71%.

     Non-interest income increased by $146,000 to $295,000 for the three month period ended September 30, 1997 as compared to $149,000 for the same period in 1996. The increase was attributable to realized and unrealized gains on trading account securities and realized gains on investment securities available for sale of $122,000, an increase of $27,000 in deposit service charge income and a net decrease of $3,000 in all other categories. Trading account securities are equity securities, which are subject to market fluctuations.

     Non-interest expense decreased by $700,000 to $893,000 for the three month period ended September 30, 1997 as compared to $1.593 million for the same period in 1996. Compensation and benefits increased by $52,000 to $494,000 for the three month period ended September 30, 1997 as compared to $442,000 for the same period in 1996. This decrease was primarily attributable to increased salaries and wages.

     Net occupancy expense decreased by $17,000 to $38,000 for the three month period ended September 30, 1997 compared to $55,000 for the same period in 1996. This decrease was mainly the result of decreased repairs and maintenance and depreciation expense.

     Equipment expense increased by $22,000 to $73,000 for the three month period ended September 30, 1997 from $51,000 for the three month period ended September 30, 1996 primarily due to increased depreciation expense associated with the Bank's New Tazewell branch.

     Data processing expense increased by $14,000 to $62,000 for the three month period ended September 30, 1997 from $48,000 for the three month period ended September 30, 1996 due to increased services rendered by the Bank's service provider.

     Deposit insurance premiums decreased by $50,000 to $21,000 for the three month period ended September 30, 1997 as compared to $71,000 for the three month period ended September 30, 1996 due to lower deposit insurance premiums. The Bank paid a one time special assessment of $706,000 to recapitalize the Savings Association Insurance Fund during the three months ended September 30, 1996.

     Professional services decreased by $13,000 for the three month period ended September 30, 1997 as compared to the three months ended September 30, 1996 primarily due to lower accounting and consulting fees.

     Advertising expense decreased by $4,000 for the three months ended September 30, 1997 compared to the three months ended September 30, 1996 due to new programs implemented during the three month period ended September 30, 1996.

     State franchise and deposit taxes decreased by $9,000 to $31,000 for the three month period ended September 30, 1997 compared to $40,000 for the three month period ended September 30, 1996 due to a change in the Bank's estimated liability.

     Other expense increased by $11,000 to $116,000 for three the month period ended September 30, 1997 from $105,000 for the three month period ended September 30, 1996 as the result of small increases in several expense categories.

     Income taxes increased by $435,000 to $327,000 for the three month period ended September 30, 1997 compared to ($108,000) for the three months ended September 30, 1996 due to higher earnings.

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



                             HFB FINANCIAL CORPORATION

                             By: /s/ David B. Cook
                                -----------------------------
                                 David B. Cook
                                 President and
                                 Chief Executive Officer


                             By: /s/ Stanley Alexander, Jr.
                                -----------------------------
                                 Stanley Alexander, Jr.
                                 Chief Financial Officer



Dated: November 7, 1997