Form 10-Q
period 1997-12-31
HFB FINANCIAL CORP
filed 1998-02-17
CIK 892157

                     UNITED STATES

          SECURITIES AND EXCHANGE COMMISSION

                Washington, D.C.  20549

                       FORM 10-Q


[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended December 31, 1997

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


Indicate by check mark whether the registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.   Yes [X]   No [ ]


The number of shares of the registrant's $1 par value common stock outstanding at December 31, 1997 was 1,083,626.


There are a total of 18 pages filed in this document.

               HFB FINANCIAL CORPORATION

                       I N D E X


                                                       PAGE NO.

PART I - FINANCIAL INFORMATION

Item  1.  Financial Statements

          Consolidated Balance Sheet                        3


          Consolidated Statement of Income                  4


          Consolidated Statement of Stockholders' Equity    5


          Consolidated Statement of Cash Flows              6-7


          Notes to Consolidated Financial Statements        8-11

Item  2.  Management's Discussion and Analysis of
          Financial Condition and Results of Operations    11-16


PART II - OTHER INFORMATION                                17


SIGNATURES                                                 18

                     PART 1 - FINANCIAL INFORMATION
               HFB FINANCIAL CORPORATION AND SUBSIDIARY
                       CONSOLIDATED BALANCE SHEET
                               (Unaudited)

                                                DECEMBER 31,       JUNE 30,
                                                    1997             1997
                                                ------------    ------------
ASSETS
Cash and due from banks                         $  5,014,345    $  3,794,637
Trading account securities                         1,085,200         795,555
Investment securities
  Available for sale                              26,050,140      25,112,540
  Held to maturity                                18,816,975      20,206,502
                                                ------------    ------------
     Total investment securities                  44,867,115      45,319,042

Loans                                            110,632,365     105,694,555
  Allowance for loan losses                         (846,095)       (710,168)
                                                ------------    ------------
     Net loans                                   109,786,270     104,984,387
Premises and equipment                             2,085,978       2,167,393
Federal Home Loan Bank stock                       1,212,100       1,169,100
Interest receivable                                1,280,515       1,074,282
Other assets                                         217,346         152,571
                                                ------------    ------------
     Total assets                                165,548,869     159,456,967
                                                ============    ============

LIABILITIES
  Deposits
    Interest bearing                            $135,018,409    $131,130,405
    Non-interest bearing                           2,383,515       2,072,137
                                                ------------    ------------
     Total                                       137,401,924     133,202,542
Short-term borrowings                              8,500,000       7,500,000
Long-term debt                                       691,769         720,753
Interest payable                                     538,018         548,233
Other liabilities                                  1,119,177         918,412
                                                ------------    ------------
     Total liabilities                           148,250,888     142,889,940
                                                ------------    ------------
STOCKHOLDERS' EQUITY
  Preferred stock, $1 par value
    Authorized and unissued
     -- 1,000,000 shares                                  --              --
  Common stock, $1 par value
    Issued and outstanding
     -- 1,285,673 shares                           1,285,673       1,285,673
  Additional paid-in capital                       6,098,357       6,094,551
  Less: Common stock acquired by ESOP                (83,620)       (125,422)
        Common stock acquired by Management
         Recognition Plan and Supplemental
         Executive Retirement Plan                   (93,950)       (100,950)
        Common stock acquired by Rabbi trusts
         for deferred compensation plans            (294,410)       (283,259)
  Treasury stock, at cost, 202,047 shares         (2,030,955)     (2,030,955)
  Retained earnings                               12,279,378      11,717,514
  Net unrealized gain on securities available
   for sale                                          137,508           9,875
                                                ------------    ------------
     Total stockholders' equity                   17,297,981      16,567,027
                                                ------------    ------------
     Total liabilities and stockholders' equity $165,548,869    $159,456,967
                                                ============    ============

See notes to consolidated financial statements.

             HFB FINANCIAL CORPORATION AND SUBSIDIARY
                 CONSOLIDATED STATEMENT OF INCOME
                            (Unaudited)

                                        THREE MONTHS ENDED        SIX MONTHS ENDED
                                           DECEMBER 31,              DECEMBER 31,
                                         ----------------------   -----------------------
                                            1997        1996         1997         1996
                                         ----------  ----------   ----------   ----------
INTEREST INCOME
  Loans receivable                       $2,385,871  $2,163,827    $4,780,783  $4,258,188
  Investment securities                     717,012     676,114     1,428,552   1,331,879
  Other dividend income                      16,063      22,526        43,117      42,664
  Deposits with financial
   institutions                              49,168      34,659        85,020      78,514
                                         ----------  ----------    ----------  ----------
     Total interest income                3,168,114   2,897,125     6,337,472   5,711,244
                                         ----------  ----------    ----------  ----------
INTEREST EXPENSE
  Deposits                                1,650,570   1,569,498     3,254,719   3,145,191
  Short term borrowings                     123,203      29,846       231,445      50,819
  Long term debt                             14,020      15,157        28,333      30,608
                                         ----------  ----------    ----------  ----------
     Total interest expense               1,787,794   1,614,501     3,514,498   3,226,618
                                         ----------  ----------    ----------  ----------
NET INTEREST INCOME                       1,380,320   1,282,625     2,822,974   2,484,627
  Provision for loan losses                  67,972       9,430       135,927      87,177
                                         ----------  ----------    ----------  ----------
NET INTEREST INCOME AFTER PROVISION
 FOR LOAN LOSSES                          1,312,348   1,273,194     2,687,047   2,397,449
                                         ----------  ----------    ----------  ----------
OTHER INCOME
  Service charges for deposit accounts      104,862      76,758       204,380     149,518
  Other customer fees                        16,400      21,902        27,437      32,089
  Net gain on trading securities             38,539      67,463       206,362     120,633
  Net realized gain (loss) on sales
   of available for sale securities           1,254       8,665         8,877       8,665
  Other income                               11,425      11,745        21,188      24,878
                                         ----------  ----------    ----------  ----------
     Total other income                     172,479     186,534       468,243     335,784
                                         ----------  ----------    ----------  ----------
OTHER EXPENSES
  Salaries and employee benefits            469,849     398,379       963,867     840,275
  Net occupancy expenses                     43,374      60,510        81,050     115,151
  Equipment expenses                         69,228      56,338       141,819     107,779
  Data processing fees                       63,197      54,888       125,030     103,349
  Deposit insurance expense                  20,969      56,712        42,073     127,381
  SAIF special assessment                                                         705,859
  Legal and professional fees                47,276      60,198        84,834     110,905
  Advertising                                49,325      35,838        69,893      60,336
  State franchise and deposit taxes          30,920      35,170        62,289      75,030
  Other expenses                            143,948     123,396       260,715     228,869
                                         ----------  ----------    ----------  ----------
     Total other expenses                   938,085     881,428     1,831,569   2,474,933
                                         ----------  ----------    ----------  ----------

INCOME BEFORE INCOME TAX                    546,742     578,300     1,323,721     258,300
  Income tax expense                        207,765     203,075       534,294      95,200
                                         ----------  ----------    ----------  ----------

NET INCOME                               $  338,977  $  375,225    $  789,427  $  163,100
                                         ==========  ==========    ==========  ==========
NET INCOME PER SHARE
  Basic                                    $  .31      $  .36        $  .73      $  .16
  Diluted                                  $  .30      $  .34        $  .71      $  .15

See notes to consolidated financial statements.

           HFB FINANCIAL CORPORATION AND SUBSIDIARY
    CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                         (Unaudited)

                                             ADDITIONAL               MRP
                                  COMMON      PAID-IN      ESOP       AND        RABBI
                                  STOCK       CAPITAL      DEBT       SERP       TRUSTS
                                ----------  ----------  ----------  ----------  ---------
BALANCES, JUNE 30, 1997         $1,285,673  $6,094,551  $(125,422)  $(100,950)  $ 283,259

Net earnings

Dividends Declared

Reduction of ESOP debt                                     41,802

Stock issued under MRP                                                  7,000

Stock purchased by Rabbi
 trusts                                                                           (11,151)

Net change in unrealized
 gain on securities
 available for sale

Tax benefit of employee
 benefit plans                                   3,806
                                ----------  ----------  ----------  ----------  ---------
BALANCES, DECEMBER 31, 1997     $1,285,673  $6,098,357  $ (83,620)  $ (93,950)  $(294,410)
                                ==========  ==========  ==========  ==========  =========
                                                         NET UNREALIZED
                                                             GAIN ON
                                                           SECURITIES      TOTAL
                                TREASURY      RETAINED     AVAILABLE    STOCKHOLDERS'
                                 STOCK        EARNINGS     FOR SALE        EQUITY
                               -----------   -----------   ----------    -----------
BALANCES, JUNE 30, 1997        $(2,030,955)  $11,717,514   $   9,875     $16,567,027

Net earnings                                     789,427                     789,427

Dividends Declared                              (227,563)                   (227,563)

Reduction of ESOP debt                                                        41,802

Stock issued under MRP                                                         7,000

Stock purchased by Rabbi
 trusts                                                                      (11,151)

Net change in unrealized
 gain on securities
 available for sale                                           127,633        127,633

Tax benefit of employee
 benefit plans                                                                 3,806
                               -----------   -----------   ----------    -----------
BALANCES, DECEMBER 31, 1997    $(2,030,955)  $12,279,378   $  137,508    $17,297,981
                               ===========   ===========   ==========    ===========

__________
*  Employees Stock Ownership Plan (ESOP)
** Management Recognition Plan (MRP) and Supplemental Executive
   Retirement Plan (SERP)

See notes to consolidated financial statements.

            HFB FINANCIAL CORPORATION AND SUBSIDIARY
              CONSOLIDATED STATEMENTS OF CASH FLOWS
                          (Unaudited)

                                                        SIX MONTHS ENDED
                                                           DECEMBER 31,
                                                    -------------------------
                                                       1997           1996
                                                    ----------     ----------
OPERATING ACTIVITIES
  Net income (loss)                                 $  789,427     $  163,100
  Adjustments to reconcile net income to net
   cash provided by operating activities
   Provision for loan losses                           135,927         87,177
   Depreciation and amortization
     Property and equipment                            122,033        115,419
     Cost of ESOP and MRP                               48,802         41,885
     Investment securities                              10,177         11,486
   FHLB stock dividend                                 (43,000)       (38,600)
   Deferred income tax                                   7,000         34,950
   Net change in
     Trading account securities                       (289,645)      (347,979)
     Interest receivable                              (206,233)        28,099
     Interest payable                                  (10,215)        32,753
     Other assets                                      (64,776)        51,833
     Other liabilities                                 125,032         96,725
   Other                                                               (9,003)
                                                    ----------     ----------
   Net cash provided by operating
    activities                                         624,529        267,845
                                                    ----------     ----------
INVESTING ACTIVITIES
  Purchases of securities available for sale        (3,168,965)    (3,992,032)
  Purchases of securities held to maturity          (1,621,117)    (2,496,012)
  Proceeds from maturities of securities
   available for sale                                  663,911        759,661
  Proceeds from sales of securities available
   for sale                                          1,784,398      2,504,062
  Proceeds from maturities of securities
   held to maturity                                  3,001,694      1,628,336
  Net change in loans                               (4,937,809)    (3,985,030)
  Purchases of premises and equipment                  (40,618)       (23,377)
                                                    ----------     ----------
    Net cash used by investing activities           (4,336,506)    (5,604,392)
                                                    ----------     ----------

                        (continued)

            HFB FINANCIAL CORPORATION AND SUBSIDIARY
         CONSOLIDATED STATEMENTS OF CASH FLOWS--CONTINUED
                          (Unaudited)

                                                        SIX MONTHS ENDED
                                                           DECEMBER 31,
                                                    -------------------------
                                                       1997           1996
                                                    ----------     ----------
FINANCING ACTIVITIES
  Net change in
    Non interest-bearing, interest-bearing
     and savings deposits                          $  (171,037)    $  540,710
    Certificates of deposit                          4,370,420      3,587,644
    Short term borrowings                            1,000,000      1,871,500
  Repayment of long-term debt                          (28,984)        26,750
  Cash dividends                                      (227,563)      (201,228)
  Purchase of stock                                         --       (204,550)
  Sale of common stock                                      --         30,000
  Common stock acquired by Rabbi trusts                (11,151)            --
                                                    ----------     ----------
     Net cash used by financing activities           4,931,685      5,650,826
                                                    ----------     ----------

NET CHANGE IN CASH AND CASH EQUIVALENTS              1,219,708        314,279

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD       3,794,637      4,744,672
                                                    ----------     ----------

CASH AND CASH EQUIVALENTS, END OF PERIOD             5,014,345      5,058,951
                                                    ==========     ==========

ADDITIONAL CASH FLOWS INFORMATION
  Interest paid                                     $3,524,713     $3,191,906
  Income tax paid                                      530,196          2,002



See notes to consolidated financial statements.

               HFB FINANCIAL CORPORATION

Notes to Consolidated Financial Statements (Unaudited)

1.   BASIS OF PRESENTATION:

     The unaudited consolidated financial information for the three and six month periods ended December 31, 1997 and 1996 includes the results of operations of HFB Financial Corporation (the "Corporation") and its wholly owned subsidiary Home Federal Bank, Federal Savings Bank ("Home Federal" or the "Bank"). HFB Financial Corporation acquired 100 percent of the Bank's stock during the completion of the Bank's conversion from mutual to stock form on December 28, 1992. The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial statements and with the instructions to Form 10-Q. It is suggested that these statements and notes be read in conjunction with the financial statements and notes thereto included in the Bank's annual report for the year ended June 30, 1997 on Form 10-K filed with the Securities and Exchange Commission.

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

     The accrual of interest on impaired loans is discontinued when, in Management's opinion, the borrower may be unable to meet payments as they become due. When interest accrual is discontinued, all unpaid accrued interest is reversed. Interest income is subsequently recognized only to the extent cash payments are received.

The following sets forth information with respect to the Bank's non-performing assets at December 31, 1997 and June 30, 1997:

                                               December 31,        June 30,
                                                  1997               1997
                                               ------------     ------------
                                                  (Dollars in thousands)
Accruing loans which are contractually
  past due 90 days or more:
     Real estate                                 $  292           $  365
     Consumer                                        32                3
                                                 ------           ------
                                                 $  327           $  660

Real estate owned                                    53               58
                                                 ------           ------
     Total non-performing assets                 $  377           $  426
                                                 ======           ======
Nonaccrual and 90 days or more past due loans
  as a percentage of total loans, net (1)           .30%             .35%
                                                 ======           ======
Nonaccrual and 90 days or more past due loans
  as a percentage of total assets                   .20%             .23%
                                                 ======           ======
Non-performing assets as a percentage of total
  assets                                            .23%             .27%
                                                 ======           ======

_______________
(1) The Bank had no nonaccrual loans at December 31, 1997 and June 30, 1997.


The Bank has several potential problem commercial real estate loans to one borrower at December 31, 1997. The carrying amount of these loans is approximately $1.3 million, including a $131,000 working capital loan funded in January 1997. The properties securing these loans are not generating sufficient cash flow to fund debt service payments and the borrower has been 30 to 60 days in arrears on the loan during the quarter. The borrower has obtained funds from another source to make the most recent payments on this indebtedness. The loans were current on December 31, 1997. Management is currently evaluating the collectibility of these loans and assessing the possibility of any losses the Bank could incur.

The following sets forth the activity in the Bank's allowance for loan losses for the six months ended December 31, 1997 and 1996:
                                            1997         1996
                                           ------       ------
                                         (Dollars in thousands)

     Balance at July 1                     $  710       $  671
     Charge offs                               --           70

     Provision for loan losses                136           87
                                           ------       ------
     Balance December 31                   $  846       $  688

     Ratio of net charge offs during
     the period to average loans
     outstanding during the period            .00%         .07%
                                           ======       ======

3.   EARNINGS PER SHARE

     Earnings per share were computed as follows:

                                                  Weighted
                                                  Average      Per Share
                                      Income       Shares       Amount
                                     --------    ----------    ---------
Three Months Ended December 31, 1997
  Net Income                          $  339
                                      ------
  Basic Earnings Per Share                                      $  .31
     Income available to common
      stockholder                        339      1,083,626

  Effect of Diluted Securities
     Stock options                        --         27,010
                                                  ---------
  Diluted Earnings Per Share
     Income available to common
      stockholders and assumed
      conversions                     $  339      1,110,636     $  .30
                                      ======      =========     ======
Six Months Ended December 31, 1997
  Net Income                          $  789
                                      ------
  Basic Earnings Per Share                                      $  .73
     Income available to common
      stockholder                        789      1,109,669
  Effect of Diluted Securities
     Stock options                                   26,043
                                      ------      ---------
  Diluted Earnings Per Share
     Income available to common
      stockholders and assumed
      conversions                     $  789      1,135,712     $  .71
                                      ======      =========     ======
Three Months Ended December 31, 1996
  Net Income                          $  375
                                      ------
  Basic Earnings Per Share                                      $  .36
     Income available to common
      stockholder                        375      1,044,998
  Effect of Diluted Securities
     Stock options                                   44,696
                                                  ---------
  Diluted Earnings Per Share
     Income available to common
      stockholders and assumed
      conversions                     $  375      1,089,694     $  .34
                                      ======      =========     ======
Six Months Ended December 31, 1996
  Net Income                          $  163
                                      ------
  Basic Earnings Per Share                                      $  .16
     Income available to common
      stockholder                                 1,048,385
  Effect of Diluted Securities
     Stock options                                   46,372
                                      ------      ---------
  Diluted Earnings Per Share
     Income available to common
      stockholders and assumed
      conversions                     $  163      1,094,757     $  .15
                                      ======      =========     ======

4.   NEW ACCOUNTING STANDARDS

     The Financial Accounting Standards Board has issued Statement No. 128, "Earnings Per Share." This statement simplifies the computation of earnings per share and requires dual presentation of basic and diluted earnings per share on the face of the income statement. The statement is effective for financial statements issued for periods ending after December 15, 1997, with earlier application not permitted. The application of this standard did not have a significant impact on the Companies earnings per share presentation in this report.

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

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

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

     The operations of Home Federal, and savings institutions generally, are significantly influenced by general economic conditions and the monetary and fiscal policies of government regulatory agencies. Deposit flows and costs of funds are influenced by interest rates on competing investments and prevailing market rates of interest. Lending activities are affected by the demand for financing real estate and other types of loans, which in turn are influenced by the interest rates at which such financing may be offered and other factors related to loan demand and the availability of funds. Just as the Bank's operations are influenced by regulatory authorities, so are its liquidity levels and capital resources. As of December 31, 1997, management is not aware of any current recommendations by the regulatory authorities, which if implemented, would have a material effect on the Bank's operations, liquidity or resources.

YEAR 2000 ISSUES

     The Bank has an ongoing program to insure that its operational and financial systems will not be adversely affected by Year 2000 software failures. While the Bank believes it is taking all appropriate steps to assure Year 2000 compliance, it is dependent on vendor compliance to some extent. The Bank is requiring its systems and software vendors to represent that the products and services provided are, or will be, Year 2000 compliant, and has planned a program for testing compliance.
The Bank estimates that the cost to redevelop, replace or repair its technology will not be material.

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

FINANCIAL CONDITION

     The Corporation's assets increased by 3.76% to $165.5 million at December 31, 1997 compared to $159.5 million at June 30, 1997. The majority of this increase is reflected in cash and due from banks and loans receivable, which was primarily funded by an increase in deposits.

     Cash and cash equivalents increased by $1.2 million to $5.0 million at December 31, 1997 from $3.8 million at June 30, 1997.
This increase was primarily the result of a decrease in investment securities and an increase in deposits during the six month period ended December 31, 1997.

     The Company maintains a portfolio of trading account securities which is comprised of common stock of other financial institutions. The portfolio was $1.1 million at December 31, 1997 compared to $796,000 at June 30, 1997. Most of this increase was attributable to market appreciation of the underlying stocks.

     The Bank's asset composition continues to change due to volatility in interest rates and a strong loan demand. In the current interest rate environment, a substantial portion of loans originated were adjustable-rate residential mortgages. During the six months ended December 31, 1997, the Bank originated $24.0 million in mortgages. Total loans receivable, net increased 4.57% to $109.8 million at December 31, 1997 compared to $105.0 million at June 30, 1997.

     At December 31, 1997, allowance for loan losses was $846,000 or .76% of loans receivable compared to $710,000 or
 .67% of loans receivable at June 30, 1997. During the six months ended December 31, 1997, the provision for loan losses was $136,000. The Bank has several problem real estate loans to one borrower at December 31, 1997. The carrying amount of these loans is approximately $1.3 million including a $131,000 working capital loan which was funded in January 1997. The properties securing these loans are not generating sufficient cash flow to fund debt service payments and the borrower has been 30 to 60 days in arrears on these loans during the six months ended December 31, 1997. The borrower obtained funds from another source to make the most recent payments on this indebtedness. These loans were brought current on December 31, 1997. There has been no improvement in cash flows since June 30, 1997 and Management continues to closely monitor this credit as to its collectibility and any possible losses the Bank could incur.

     The Bank augments its lending activities and increases its asset yields by investing in mortgage-backed securities "MBSs " and U.S. Government securities. During the six months ended December 31, 1997, management purchased $4.8 million in
investment securities and MBSs.   These purchases were primarily
funded by proceeds from called and maturing investment securities, principal collected on MBSs and investments, and the sale of investment securities. At December 31, 1997, the Bank held $26.1 million in investment securities, available for sale with a net unrealized gain of $138,000 and $18.8 million in investment securities held to maturity.

     Accrued interest receivable increased by $207,000 from $1.074 million at June 30, 1997 to $1.281 million at December
31, 1997 due to a higher volume of interest-earning assets and the timing of interest payments.

     Total deposits increased by $4.2 million to $137.4 million at December 31, 1997 from $133.2 million at June 30, 1997. During the six months ended December 31, 1997, certificates of deposit increased $4.4 million and NOW accounts increased $468,000, while passbook savings and money market deposit accounts decreased by $637,000.

     Federal Home Loan Bank advances increased by $1.0 million during the six months ended December 31, 1997. These increases were primarily used to fund increases in lending activities.

     The Bank's regulatory liquidity ratio was 24.87% at December 31, 1997 as compared to 21.5% at June 30, 1997. At
December 31, 1997 the Bank met all the fully phased-in regulatory capital requirements under FIRREA. Tangible, core and risk-based capital ratios were 9.7%, 9.7% and 23.3% respectively at December 31, 1997 as compared to 9.7%, 9.7% and 20.7% at June 30, 1997.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED DECEMBER 31,
1997 AND 1996

     Net earnings decreased by $36,000 to $339,000 for the three month period ended December 31, 1997 from $375,000 for the three month period ended December 31, 1996. The primary reasons for the increase were a $97,000 increase in net interest income offset by, a $59,000 increase in provision for loan losses, a decrease of $14,000 in noninterest income, a $57,000 increase in noninterest expense and a $5,000 increase in income tax expense.

     Net interest income increased by $97,000 for the three month period ended December 31, 1997 as compared to the three month period ended December 31, 1996. Interest income increased during the quarter, primarily as the result of a higher level of interest-earning assets.

     Interest on loans increased by $222,000 to $2.386 million for the three month period ended December 31, 1997 as compared to $2.164 million for the three month period ended December 31, 1996. This increase is mainly attributable to a higher weighted average balance of loans receivable outstanding.

     Interest on investment securities increased by $41,000 to $717,000 during the three month period ended December 31, 1997 from $676,000 for the three month period ended December 31, 1996, primarily due to higher yields.

     Other dividend income decreased by $7,000 to $16,000 for the three month period ended December 31, 1997 compared to $23,000 for the three months ended December 31, 1996, due to the timing of dividend payments.

     Interest on deposits with other financial institutions increased by $14,000 to $49,000 for the three month period ended December 31, 1997 from $35,000 for the three month period ended December 31, 1996 due to a higher level of interest-bearing cash balances.

     Interest on deposits increased by $81,000 to $1.651 million for the three month period ended December 31, 1997 from $1.570 million for the three month period ended December 31, 1996 as a result of higher volume and a change in the overall deposit mix. Lower rate savings accounts declined, while Certificates of Deposits increased.

     Interest on short term borrowings and long term debt increased by $92,000 to $137,000 for the three month period ended December 31, 1997 from $45,000 for the three month period ended December 31, 1996 due to higher levels of borrowing.

     The provision for loan losses was $68,000 for the three month period ended December 31, 1997 as compared to $9,000 for the three month period ended December 31, 1996. The provision was the result of Management's evaluation of the adequacy of the allowance for loan losses including consideration of recoveries of loans previously charged off, the perceived risk exposure among loan types, actual loss experience, delinquency rates, and current economic conditions. The Bank's allowance for loan losses as a percent of total loans at December 31, 1997 was
 .76%.

     The Banks non-interest income decreased by $14,000 to $173,000 for the three month period ended December 31, 1997 as compared to $187,000 for the same period in 1996. The decrease was attributable to a decrease in realized and unrealized gains on trading account securities and realized gains on sales of investment securities, available for sale of $36,000, a decrease of $6,000 in other customer fees, and an increase of $28,000 in deposit service charge income. Trading account securities are equity securities, which are subject to market fluctuations.

     Non-interest expense increased by $57,000 to $938,000 for the three month period ended December 31, 1997 as compared to $881,000 for the same period in 1996. Compensation and benefits increased by $72,000 to $470,000 for the three month period ended December 31, 1997 as compared to $398,000 for the same period in 1996. This increase is primarily attributable to a general increase in salaries and wages and performance bonuses paid during the quarter ended December 31, 1997.

     Occupancy expense decreased by $18,000 to $43,000 for the three month period ended December 31, 1997 compared to $61,000 for the same period in 1996. This decrease was mainly the result of decreased property taxes and depreciation expense.

     Equipment expense increased by $13,000 to $69,000 for the three month period ended December 31, 1997 from $56,000 for the three month period ended December 31, 1996 primarily due to higher depreciation expense.

     Data processing expense increased by $8,000 to $63,000 for the three month period ended December 31, 1997 from $55,000 for the three month period ended December 31, 1996 primarily due to an increased level of data processing services. In addition, the Bank has entered into an agreement with a new vendor for data processing services beginning in March 1998. As a result, the Bank will incur additional expenses during the conversion from its present system to the new system. The Bank also expects to be penalized for breaking its' present contract for ATM processing services. Management expects these expenses to be immaterial to the Company's consolidated financial statements.

     SAIF deposit insurance premiums decreased by $36,000 to $21,000 for the three month period ended December 31, 1997 as compared to $57,000 for the three month period ended December
31, 1996 due to lower SAIF premiums.

     Professional services decreased by $13,000 for the three month period ended December 31, 1997 primarily due to lower accounting and consulting fees. Most of this decrease was attributable to fees paid to consultants for recommendations to improve the Bank's operational procedures during the quarter ended December 31, 1996.

     Advertising expense increased by $13,000 to $49,000 for the quarter ended December 31, 1997 compared to $36,000 for the quarter ended December 31, 1996 primarily due to the Bank's new logo campaign launched in the quarter ended December 31, 1997.

     State franchise and deposit taxes decreased by $4,000 to $31,000 for the three month period ended December 31, 1997 compared to $35,000 for the three month period ended December 31, 1996 due to a change in the Bank's estimated liability.

     Other expense increased by $21,000 to $144,000 for three the month period ended December 31, 1997 from $123,000 for the three month period ended December 31, 1996 as the result of small increases in several expense categories.

     Income taxes increased by $5,000 to $208,000 for the three month period ended December 31, 1997 compared to $203,000 for the three months ended December 31, 1996 due to higher earnings.

RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED DECEMBER 31, 1997
AND 1996

     Net earnings increased by $626,000 to $789,000 for the six month period ended December 31, 1997 from $163,000 for the six month period ended December 31, 1996. The primary reasons for the decrease were a $338,000 increase in net interest income, an increase of $132,000 in noninterest income, a decrease of $644,000 in noninterest expense offset by an increase of $49,000 in the provision for loan losses and an increase of $439,000 in income tax expense.

     Net interest income increased by $338,000 for the six month period ended December 31, 1997 as compared to the six month period ended December 31, 1996. During the six months ended December 31, 1997, the Bank's net interest income increased primarily as the result of a higher volume of net interest-earning assets.

     Interest on loans increased by $523,000 to $4.781 million for the six month period ended December 31, 1997 as compared to $4.258 million for the six month period ended December 31, 1996.
This increase is mainly attributable to a higher weighted average balance of loans receivable outstanding.

     Interest on investment securities increased by $97,000 to $1.429 million during the six month period ended December 31, 1997 from $1.332 million for the six month period ended December
31, 1996 primarily due to higher yields.

     Interest on deposits with other financial institutions increased by $6,000 to $85,000 for the six month period ended December 31, 1997 from $79,000 for the six month period ended December 31, 1996 due to higher levels of interest-bearing cash balances.

     Interest on deposits increased by $110,000 to $3.255 million for the six month period ended December 31, 1997 from $3.145 million for the six month period ended December 31, 1996 as a result of higher volume and a change in the overall deposit mix. Lower rate savings accounts declined, while Certificates of Deposits increased.

     Interest on short term borrowings and long term debt borrowed funds increased by $179,000 to $260,000 for the six month period ended December 31, 1997 from $81,000 for the six month period ended December 31, 1996 due to higher levels of borrowing.

     The provision for loan losses increased by $49,000 for the six month period ended December 31, 1997 compared to the six month period ended December 31, 1996. This level of provision was a result of Management's evaluation of the adequacy of the allowance for loan losses including consideration of recoveries of loans previously charged off, the perceived risk exposure among loan types, actual loss experience, delinquency rates, and current economic conditions. The Bank's allowance for loan losses as a percent of total loans at December 31, 1997 was
 .76%.

     The Banks non-interest income increased by $132,000 to $468,000 for the six month period ended December 31, 1997 as compared to $336,000 for the same period in 1996. Gains from the sale of trading account securities and investment securities, available for sale increased by $86,000 for the six months ended December 31, 1997 as compared to the six month period ended December 31, 1996. Service charges on deposit accounts increased by $54,000 and other customer fees decreased by $5,000. Other noninterest income decreased by $4,000 for the six months ended December 31, 1997 with no significant change in any other single category.

     Non-interest expense increased by $643,000 to $1.832 million for the six month period ended December 31, 1997 as compared to $2.475 million for the same period in 1996. Compensation and benefits increased by $124,000 to $964,000 for the six month period ended December 31, 1997 as compared to $840,000 for the same period in 1996. This increase is primarily due to a general increase in salaries and wages and performance bonuses paid in the quarter ended December 31, 1997.

     Occupancy expense decreased by $34,000 to $81,000 for the six month period ended December 31, 1997 compared to $115,000 for the same period in 1996. This decrease was mainly the result of decreased repairs and maintenance and depreciation expenses.

     Equipment expense increased by $34,000 to $142,000 for the six month period ended December 31, 1997 from $108,000 for the six month period ended December 31, 1996 primarily due to increased depreciation expense associated with the New Tazewell branch.

     Data processing expense increased by $8,000 to $63,000 for the three month period ended December 31, 1997 from $55,000 for the three month period ended December 31, 1996 primarily due to an increased level of data processing services. In addition, the Bank has entered into an agreement with a new vendor for data processing services beginning in March 1998. As a result, the Bank will incur additional expenses during the conversion from its present system to the new system. The Bank also expects to be penalized for breaking its' present contract for ATM processing services. Management expects these expenses to be immaterial to the Company's consolidated financial statements.

     Deposit insurance expense decreased by $85,000 to $42,000 for the six month period ended December 31, 1997 from $127,000 for the six month period ended December 31, 1996 due to lower premium rates. This was this was the result of the legislation enacted to recapitalize the SAIF, which required the Bank to pay an additional one time special assessment of $706,000 during the quarter ended December 31, 1996.

     Professional services decreased by $26,000 to $85,000 for the six month period ended December 31, 1997 compared to $111,000 for the same period in 1996. Most of this decrease was attributable to fees paid to consultants for recommendations to improve the Banks operational procedures in six month period ended December 31, 1996.

     Advertising expense increased by $10,000 to $70,000 for the six months ended December 31, 1997 compared to $60,000 for the six months ended December 31, 1996 primarily due to the Bank's new logo campaign launched in the quarter ended December 31, 1997.

     State franchise and deposit taxes decreased by $13,000 to $62,000 for the six month period ended December 31, 1997 from $75,000 for the six month period ended December 31, 1996 due to a change in the Bank's estimated liability.

     Other expense increased by $32,000 to $261,000 for six the month period ended December 31, 1997 from $229,000 for the six month period ended December 31, 1996. The principal components of this increase were attributable to employee education expense, printing supplies and expenses associated with automated teller machines.

     Income taxes increased by $439,000 to $534,000 for the six month period ended December 31, 1997 compared to $95,000 for the six month period ended December 31, 1996 due to higher earnings.

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



                            HFB FINANCIAL CORPORATION




                            By: /s/ David B. Cook
                                -----------------------
                                David B. Cook
                                President and
                                Chief Executive Officer




                            By: /s/ Stanley Alexander, Jr.
                                --------------------------
                                Stanley Alexander, Jr.
                                Chief Financial Officer



Dated:  February 10, 1998