Form 10KSB40/A
period 1997-06-30
HFB FINANCIAL CORP
filed 1998-02-24
CIK 892157

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549
                             --------------------

                                 FORM 10-KSB/A
(Mark One)

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


                           Exhibit Index on Page __

PART II

Item 7 Financial Statements

                    HFB FINANCIAL CORPORATION AND SUBSIDIARY

                           CONSOLIDATED BALANCE SHEET


JUNE 30                                                             1997                   1996
---------------------------------------------------------------------------------------------------

ASSETS
 Cash and due from banks                                        $  3,794,637           $  4,744,672
 Trading account securities                                          795,555                246,500
 Investment securities
  Available for sale                                              25,112,540             20,837,504
  Held to maturity                                                20,206,502             19,834,244
                                                                -----------------------------------
     Total investment securities                                  45,319,042             40,671,748
 Loans                                                           105,694,555             96,644,692
  Allowance for loan losses                                         (710,168)              (671,042)
                                                                -----------------------------------
     Net loans                                                   104,984,387             95,973,650
 Premises and equipment                                            2,167,393              2,370,438
 Federal Home Loan Bank stock                                      1,169,100              1,090,400
 Interest receivable                                               1,074,282                954,626
 Other assets                                                        152,571                195,763
                                                                -----------------------------------

     Total assets                                               $159,456,967           $146,247,797
                                                                ===================================

LIABILITIES
 Deposits
  Interest bearing                                              $131,130,405           $124,519,164
  Non-interest bearing                                             2,072,137              2,223,073
                                                                -----------------------------------
     Totals                                                      133,202,542            126,742,237
 Short-term borrowings                                             7,500,000              1,875,000
 Long-term debt                                                      720,753                775,348
 Interest payable                                                    548,233                534,298
 Other liabilities                                                   918,412                748,647
                                                                -----------------------------------
     Total liabilities                                           142,889,940            130,675,530
                                                                -----------------------------------

STOCKHOLDERS' EQUITY
 Preferred stock, $1 par value
  Authorized and unissued--1,000,000 shares
 Common stock, $1 par value
  Authorized--5,000,000 shares
  Issued and outstanding--1,285,673 and 746,064 shares             1,285,673                746,064
 Additional paid-in capital                                        6,094,551              6,297,130
 Less:  Common stock acquired by ESOP                               (125,422)              (209,428)
     Common stock acquired by Management Recognition
     Plan and Supplemental Executive Retirement Plan                (100,950)              (121,250)
     Common stock acquired by Rabbi trusts for deferred
     compensation plans                                             (283,259)              (258,290)
 Treasury stock, at cost--202,047 and 112,378 shares              (2,030,955)            (1,826,405)
 Retained earnings                                                11,717,514             11,093,766
 Net unrealized gain (loss) on securities available for sale           9,875               (149,320)
                                                                -----------------------------------
     Total stockholders' equity                                   16,567,027             15,572,267
                                                                -----------------------------------

     Total liabilities and stockholders' equity                 $159,456,967           $146,247,797
                                                                ===================================


See notes to consolidated financial statements.

                    HFB FINANCIAL CORPORATION AND SUBSIDIARY

                        CONSOLIDATED STATEMENT OF INCOME


YEAR ENDED JUNE 30                                         1997          1996          1995
----------------------------------------------------------------------------------------------

INTEREST INCOME
 Loans receivable                                       $ 8,692,178  $ 7,904,025    $7,074,535
 Investment securities                                    2,768,076    2,301,301     2,481,237
 Other dividend income                                       78,953       73,207        63,246
 Deposits with financial institutions                       152,989      200,922       127,042
                                                        --------------------------------------
     Total interest income                               11,692,196   10,479,455     9,746,060
                                                        --------------------------------------

INTEREST EXPENSE
 Deposits                                                 6,305,373    5,855,179     4,559,504
 Short-term borrowings                                      160,393       14,328
 Long-term debt                                              44,140      154,741       464,770
                                                        --------------------------------------
     Total interest expense                               6,509,906    6,024,248     5,024,274
                                                        --------------------------------------

NET INTEREST INCOME                                       5,182,290    4,455,207     4,721,786
 Provision for loan losses                                  138,156       35,012        36,663
                                                        --------------------------------------

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES       5,044,134    4,420,195     4,685,123
                                                        --------------------------------------

OTHER INCOME
 Service charges for deposit accounts                       319,555      260,458       243,254
 Other customer fees                                         56,260       30,578        31,846
 Net gain (loss) on trading securities                      307,461       (2,665)
 Net realized gain (loss) on sales of available
  for sale securities                                        10,653         (625)      (11,781)
 Other income                                                51,989       67,835        53,865
                                                        --------------------------------------
     Total other income                                     745,918      355,581       317,184
                                                        --------------------------------------

OTHER EXPENSES
 Salaries and employee benefits                           1,757,623    1,771,127     1,545,166
 Net occupancy expenses                                     205,675      187,845       120,916
 Equipment expenses                                         217,608      182,444       136,305
 Data processing fees                                       221,250      199,537       181,286
 Deposit insurance expense                                  169,261      256,321       242,507
 SAIF special assessment                                    705,859
 Legal and professional fees                                181,584      194,624       184,023
 Advertising                                                120,579      110,427        86,785
 State franchise and deposit taxes                          123,033      111,903       103,390
 Other expenses                                             458,808      441,587       400,072
                                                        --------------------------------------
     Total other expenses                                 4,161,280    3,455,815     3,000,450
                                                        --------------------------------------

INCOME BEFORE INCOME TAX                                  1,628,772    1,319,961     2,001,857
 Income tax expense                                         591,180      473,450       711,254
                                                        --------------------------------------

NET INCOME                                              $ 1,037,592  $   846,511    $1,290,603
                                                        ======================================

PER SHARE
 Net income                                                    $.96         $.76         $1.15
                                                        ======================================

WEIGHTED AVERAGE SHARES OUTSTANDING                       1,077,065    1,110,222     1,126,368
                                                        ======================================


See notes to consolidated financial statements.

                    HFB FINANCIAL CORPORATION AND SUBSIDIARY

           CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

                                             COMMON STOCK
                                    -----------------------------     ADDITIONAL
                                       SHARES                          PAID-IN          ESOP          MRP AND          RABBI
                                     OUTSTANDING       AMOUNT          CAPITAL          DEBT*           SERP**         TRUSTS
                                    -------------   -------------   -------------   -------------   -------------   -------------
BALANCES, JULY 1, 1994                    729,930   $     729,930   $   6,081,766   $    (379,418)  $    (175,850)  $    (228,610)

 Net earnings for 1995
 Stock issued upon exercise
   of stock options                        12,134          12,134         144,986
 Dividends declared excluding
   MRP, SERP and Rabbi trusts
   ($.38 per share)
 Treasury stock purchased--
   29,868 shares
 Reduction of ESOP debt                                                     3,214          86,218
 Stock issued under MRP                                                     2,586                            9,000
 Stock purchased by Rabbi trusts                                                                                          (18,998)
 Net change in unrealized gain on
   securities available for sale
                                    -------------   -------------   -------------   -------------   -------------   -------------

BALANCES, JUNE 30, 1995                   742,064         742,064       6,232,552        (293,200)       (166,850)       (247,608)


 Net earnings for 1996
 Stock issued upon exercise of
   stock options                            4,000           4,000          41,747
 Dividends declared excluding
   MRP, SERP and Rabbi trusts
   ($.38 per share)
 Treasury stock purchased--
   16,860 shares
 Reduction of ESOP debt                                                     5,394          83,772
 Stock issued under MRP                                                    16,046                          45,600
 Stock purchased by Rabbi trusts                                                                                          (15,861)
 Distribution of Rabbi trust assets                                         1,391                                           5,179
 Net change in unrealized gain on
   securities available for sale
                                    -------------   -------------   -------------   -------------   -------------   -------------

                                                                        NET
                                                                     UNREALIZED
                                                                     GAIN (LOSS)
                                                                    ON SECURITIES       TOTAL
                                      TREASURY        RETAINED      AVAILABLE FOR   STOCKHOLDERS'
                                       STOCK          EARNINGS           SALE          EQUITY
                                    -------------   -------------   -------------   -------------
BALANCES, JULY 1, 1994              $    (996,245)  $   9,732,480   $     (27,243)  $  14,736,810

 Net earnings for 1995                                  1,290,603                       1,290,603
 Stock issued upon exercise
   of stock options                                                                       157,120
 Dividends declared excluding
   MRP, SERP and Rabbi trusts                                                            (388,354)
   ($.38 per share)                                      (388,354)
 Treasury stock purchased--
   29,868 shares                         (499,997)                                       (499,997)
 Reduction of ESOP debt                                                                    89,432
 Stock issued under MRP                                                                    11,586
 Stock purchased by Rabbi trusts                                                          (18,998)
 Net change in unrealized gain on
   securities available for sale                                           30,421          30,421
                                    -------------   -------------   -------------   -------------

BALANCES, JUNE 30, 1995                (1,496,242)     10,634,729           3,178      15,408,623

 Net earnings for 1996                                    846,511                         846,511
 Stock issued upon exercise of
   stock options                                                                           45,747
 Dividends declared excluding
  MRP, SERP and Rabbi trusts
   ($.38 per share)                                      (387,474)                       (387,474)
 Treasury stock purchased--
   16,860 shares                         (330,163)                                       (330,163)
 Reduction of ESOP debt                                                                    89,166
 Stock issued under MRP                                                                    61,646
 Stock purchased by Rabbi trusts                                                          (15,861)
 Distribution of Rabbi trust assets                                                         6,570
 Net change in unrealized gain on
   securities available for sale                                         (152,498)       (152,498)
                                    -------------   -------------   -------------   -------------

                    HFB FINANCIAL CORPORATION AND SUBSIDIARY

           CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                                  (Continued)

                                             COMMON STOCK
                                    -----------------------------     ADDITIONAL
                                       SHARES                          PAID-IN          ESOP          MRP AND          RABBI
                                     OUTSTANDING       AMOUNT          CAPITAL          DEBT*           SERP**         TRUSTS
                                    -------------   -------------   -------------   -------------   -------------   -------------
BALANCES, JUNE 30, 1996                   746,064   $     746,064   $   6,297,130   $    (209,428)  $    (121,250)  $    (258,290)


 Net earnings for 1997
 Stock issued upon exercise
   of stock options                        25,439          25,439         256,421
 Dividends declared excluding
   MRP, SERP and Rabbi trusts
   ($.39 per share)
 Treasury stock purchased--
   8,850 shares
 Reduction of ESOP debt                                                                    84,006
 Stock issued under MRP                                                                                    20,300
 Stock purchased by Rabbi trusts                                                                                          (24,969)
 Net change in unrealized gain on
   securities available for sale
 5-for-3 stock split ($4,490 paid
   in lieu of fractional shares)          514,170         514,170        (518,660)
 Tax benefit of employee benefit
   plans                                                                   59,660
                                    -------------   -------------   -------------   -------------   -------------   -------------
BALANCES, JUNE 30, 1997                 1,285,673   $   1,285,673   $   6,094,551   $    (125,422)  $    (100,950)  $    (283,259)
                                    =============   =============   =============   =============   =============   =============

                                                                        NET
                                                                     UNREALIZED
                                                                     GAIN (LOSS)
                                                                    ON SECURITIES       TOTAL
                                      TREASURY        RETAINED      AVAILABLE FOR   STOCKHOLDERS'
                                        STOCK         EARNINGS           SALE          EQUITY
                                    -------------   -------------   -------------   -------------
BALANCES, JUNE 30, 1996             $  (1,826,405)  $  11,093,766   $    (149,320)  $  15,572,267

 Net earnings for 1997                                  1,037,592                       1,037,592
 Stock issued upon exercise
   of stock options                                                                       281,860
 Dividends declared excluding
   MRP, SERP and Rabbi trusts
   ($.39 per share)                                      (413,844)                       (413,844)
 Treasury stock purchased--
    8,850 shares                         (204,550)                                       (204,550)
 Reduction of ESOP debt                                                                    84,006
 Stock issued under MRP                                                                    20,300
 Stock purchased by Rabbi trusts                                                          (24,969)
 Net change in unrealized gain on
   securities available for sale                                          159,195         159,195
 5-for-3 stock split ($4,490 paid
   in lieu of fractional shares)                                                           (4,490)
 Tax benefit of employee benefit
   plans                                                                                   59,660
                                    -------------   -------------   -------------   -------------
BALANCES, JUNE 30, 1997             $  (2,030,955)  $  11,717,514   $       9,875   $  16,567,027
                                    =============   =============   =============   =============

 *Employee Stock Ownership Plan (ESOP)
**Management Recognition Plan (MRP) and Supplemental Executive Retirement Plan
  (SERP)

See notes to consolidated financial statements.

                    HFB FINANCIAL CORPORATION AND SUBSIDIARY

                      CONSOLIDATED STATEMENT OF CASH FLOWS


YEAR ENDED JUNE 30                                                      1997               1996               1995
------------------                                                  ------------       ------------       ------------
OPERATING ACTIVITIES
 Net income                                                         $  1,037,592       $    846,511       $  1,290,603
 Adjustments to reconcile net income to net cash
  provided by operating activities
  Provision for loan losses                                              138,156             35,012             36,663
  Depreciation and amortization
   Property and equipment                                                233,684            191,550            129,442
   Cost of ESOP and MRP                                                  104,306            129,372             95,218
   Investment securities                                                  60,686             44,809             72,324
  FHLB stock dividend                                                    (78,700)           (73,000)           (63,000)
  Deferred income tax                                                     29,000             48,150             32,575
  Net change in
   Trading account securities                                           (549,055)          (246,500)
   Interest receivable                                                  (119,656)          (154,683)           (60,086)
   Interest payable                                                       13,935            174,114            121,892
   Other assets                                                           43,192            (65,474)           (20,043)
   Other liabilities                                                      83,620              4,486            122,726
  Other                                                                   19,065              7,695             10,050
                                                                    ------------       ------------       ------------
  Net cash provided by operating activities                            1,015,825            942,042          1,768,364
                                                                    ------------       ------------       ------------

INVESTING ACTIVITIES
 Purchases of securities available for sale                           (8,881,777)        (8,939,113)        (8,485,100)
 Proceeds from maturities of securities available for sale             2,849,946          1,891,724            649,537
 Purchases of securities held to maturity                             (4,005,000)        (7,498,125)        (2,000,000)
 Proceeds from sales of securities available for sale                  2,000,000          3,999,375         15,619,899
 Proceeds from maturities of securities held to maturity               3,615,504          5,453,475          3,202,944
 Net change in loans                                                  (9,364,864)        (8,583,425)       (10,159,645)
 Purchases of premises and equipment                                     (31,314)          (717,192)          (768,504)
 Proceeds from sale of real estate owned                                 185,527            161,420            182,616
 Other                                                                     1,401              5,150             14,100
                                                                    ------------       ------------       ------------
  Net cash used by investing activities                              (13,630,577)       (14,226,711)        (1,744,153)
                                                                    ------------       ------------       ------------

                     HFB FINANCIAL CORPORATION AND SUBSIDIARY

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                  (Continued)

YEAR ENDED JUNE 30                                                      1997               1996               1995
------------------                                                  ------------       ------------       ------------
FINANCING ACTIVITIES
 Net change in
   Noninterest-bearing, interest-bearing and
    savings deposits                                                $   (483,555)      $ (2,632,892)      $ (4,636,842)
   Certificates of deposit                                             6,943,860         19,270,911          9,480,977
   Short-term borrowings                                               5,625,000         (1,875,000)
  Proceeds of long-term debt                                                                                 6,000,000
  Repayment of long-term debt                                            (54,595)           (50,385)        (7,046,501)
  Repayment of reverse repurchase agreement                                                                 (2,000,000)
  Cash dividends                                                        (413,844)          (387,474)          (388,354)
  Purchase of stock                                                     (204,550)          (330,163)          (499,997)
  Sale of common stock                                                   281,860             40,000            135,792
  Cash paid in lieu of fractional shares                                  (4,490)
  Common stock acquired by Rabbi trusts                                  (24,969)           (15,861)           (18,998)
                                                                    ------------       ------------       ------------
   Net cash provided by financing activities                          11,664,717         14,019,136          1,026,077
                                                                    ------------       ------------       ------------

NET CHANGE IN CASH AND CASH EQUIVALENTS                                 (950,035)           734,467          1,050,288

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                           4,744,672          4,010,205          2,959,917
                                                                    ------------       ------------       ------------

CASH AND CASH EQUIVALENTS, END OF YEAR                              $  3,794,637       $  4,744,672       $  4,010,205
                                                                    ============       ============       ============
ADDITIONAL CASH FLOWS INFORMATION
 Interest paid                                                      $  6,492,945       $  5,856,889       $  4,916,723
 Income tax paid                                                         426,896            403,553            658,015

See notes to consolidated financial statements.

                   HFB FINANCIAL CORPORATION AND SUBSIDIARY

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      (Table Dollar Amounts in Thousands)


--  NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accounting and reporting policies of HFB Financial Corporation (Company) and its wholly-owned subsidiary, Home Federal Bank (Bank), and the Bank's wholly-owned subsidiary, Home Service Corporation, conform to generally accepted accounting principles and reporting practices followed by the Bank industry.
The more significant of the policies are described below.

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period.
Actual results could differ from those estimates.

The Company is a bank holding company whose principal activity is the ownership and management of the Bank. The Bank operates under a federal thrift charter and provides full banking services. As a federally-chartered thrift, the Bank is subject to regulation by the Office of Thrift Supervision and the Federal Deposit Insurance Corporation.

The Bank generates commercial, mortgage and consumer loans and receives deposits from customers located primarily in Bell County, Kentucky, surrounding counties and the surrounding States of Tennessee and Virginia. The Bank's loans are generally secured by specific items of collateral including real property, consumer assets and business assets.

CONSOLIDATION--The consolidated financial statements include the accounts of the Company, the Bank and the Bank's subsidiary after elimination of all material intercompany transactions and accounts.

INVESTMENT SECURITIES--Debt securities are classified as held to maturity when the Company has the positive intent and ability to hold the securities to maturity. Securities held to maturity are carried at amortized cost.

Debt securities not classified as held to maturity or included in the trading account and marketable equity securities not classified as trading are classified as available for sale. Securities available for sale are carried at fair value with unrealized gains and losses reported separately in stockholders' equity, net of tax.

Trading account securities are primarily thrift equity securities held for resale in anticipation of short-term market movements and are valued at fair value. Gains and losses, both realized and unrealized, are included in other income.

Amortization of premiums and accretion of discounts are recorded as interest income from securities. Realized gains and losses are recorded as net security gains (losses). Gains and losses on sales of securities are determined on the specific-identification method.

HFB FINANCIAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Table Dollar Amounts in Thousands)


LOANS are carried at the principal amount outstanding. Interest income is accrued on the principal balances of loans, except for installment loans with add-on interest, for which the interest method is used. The accrual of interest on impaired loans is discontinued when, in management's opinion, the borrower may be unable to meet payments as they become due. When interest accrual is discontinued, all unpaid accrued interest is reversed. Interest income is subsequently recognized only to the extent cash payments are received. Certain loan fees and direct costs are being deferred and amortized as an adjustment of yield on the loans.


ALLOWANCE FOR LOAN LOSSES is maintained to absorb loan losses based on management's continuing review and evaluation of the loan portfolio and its judgment as to the impact of economic conditions on the portfolio. The evaluation by management includes consideration of past loss experience, changes in the composition of the portfolio, the current condition and amount of loans outstanding, and the probability of collecting all amounts due. Impaired loans are measured by the present value of expected future cash flows, or the fair value of the collateral of the loan, if collateral dependent.

The determination of the adequacy of the allowance for loan losses is based on estimates that are particularly susceptible to significant changes in the economic environment and market conditions. Management believes that as of June 30, 1997 the allowance for loan losses is adequate based on information currently available. A worsening or protracted economic decline in the area within which the Bank operates would increase the likelihood of additional losses due to credit and market risks and could create the need for additional loss reserves.

PREMISES AND EQUIPMENT are carried at cost net of accumulated depreciation. Depreciation is computed using the declining balance method principally on the estimated useful lives of the assets. Maintenance and repairs are expensed as incurred while major additions and improvements are capitalized. Gains and losses on dispositions are included in current operations.

FEDERAL HOME LOAN BANK (FHLB) STOCK is a required investment for institutions that are members of the Federal Home Loan Bank system. The required investment in the common stock is based on a predetermined formula.

FORECLOSED REAL ESTATE is carried at the lower of cost or fair value less estimated selling costs. When foreclosed real estate is acquired, any required adjustment is charged to the allowance for loan losses. All subsequent activity is included in current operations.

TREASURY STOCK is stated at cost. Cost is determined by the first-in, first-out method.

INCOME TAX in the consolidated statement of income includes deferred income tax provisions or benefits for all significant temporary differences in recognizing income and expenses for financial reporting and income tax purposes. The Company files consolidated income tax returns with its subsidiary.

EARNINGS PER SHARE have been computed based upon the weighted average common and common equivalent shares outstanding during each year. All share data included in the notes to consolidated financial statements has been adjusted for stock splits.

HFB FINANCIAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Table Dollar Amounts in Thousands)


RECLASSIFICATIONS--Certain amounts presented in prior year financial statements have been reclassified to conform to the current year presentation.


--  INVESTMENT SECURITIES

                                                                   GROSS            GROSS
                                                AMORTIZED       UNREALIZED        UNREALIZED          FAIR
                                                  COST             GAINS            LOSSES            VALUE
                                         ---------------------------------------------------------------------

JUNE 30, 1997
 Available for sale
  U. S. Treasury                                $ 5,470             $ 30            $ (14)          $ 5,486
  Federal agencies                               12,074               45              (72)           12,047
  Mortgage-backed securities                      7,558               71              (49)            7,580
                                         ---------------------------------------------------------------------
     Total available for sale                    25,102              146             (135)           25,113
                                         ---------------------------------------------------------------------

 Held to maturity
  Federal agencies                                9,515                7             (115)            9,407
  Mortgage-backed securities                     10,692               15              (96)           10,611
                                         ---------------------------------------------------------------------
     Total held to maturity                      20,207               22             (211)           20,018
                                         ---------------------------------------------------------------------

     Total investment securities                $45,309             $168            $(346)          $45,131
                                         =====================================================================

JUNE 30, 1996
 Available for sale
  U. S. Treasury                                $ 6,459             $  7            $ (51)          $ 6,415
  Federal agencies                                6,787               18              (59)            6,746
  Mortgage-backed securities                      7,857                              (180)            7,677
                                         ---------------------------------------------------------------------
     Total available for sale                    21,103               25             (290)           20,838
                                         ---------------------------------------------------------------------

 Held to maturity
  Federal agencies                                8,508                2             (208)            8,302
  State and municipal                                13                                                  13
  Mortgage-backed securities                     11,313                3             (336)           10,980
                                         ---------------------------------------------------------------------
     Total held to maturity                      19,834                5             (544)           19,295
                                         ---------------------------------------------------------------------

     Total investment securities                $40,937             $ 30            $(834)          $40,133
                                         =====================================================================

HFB FINANCIAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Table Dollar Amounts in Thousands)


The amortized cost and fair value of securities held to maturity and available for sale at June 30, 1997, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                                  HELD TO MATURITY           AVAILABLE FOR SALE
                                              ------------------------------------------------------
                                                AMORTIZED       FAIR        AMORTIZED        FAIR
JUNE 30                                           COST          VALUE         COST           VALUE
----------------------------------------------------------------------------------------------------

Within one year                                                               $   593      $   600
One to five years                              $ 3,512          $ 3,488        10,475       10,477
Five to ten years                                5,503            5,418         5,480        5,456
After ten years                                    500              501           996        1,000
                                           ---------------------------------------------------------
                                                 9,515            9,407        17,544       17,533
Mortgage-backed securities                      10,692           10,611         7,558        7,580
                                           ---------------------------------------------------------

    Totals                                     $20,207          $20,018        $25,102     $25,113
                                           =========================================================

Securities with a carrying value of $6,425,000 and $2,015,000 were pledged at June 30, 1997 and 1996 to secure advances from the FHLB of Cincinnati.

Proceeds from sales of securities available for sale during 1997, 1996 and 1995 were $2,000,000, $3,999,375 and $15,619,899. Gross gains on those sales of
$14,212 and $84,867 were realized in 1997 and 1995 and gross losses of $3,559, $625 and $96,648 were realized in 1997, 1996 and 1995.

There were no sales of securities held to maturity.

Unrealized holding gains (losses) on trading securities of $50,069 and $(2,665) were included in earnings in 1997 and 1996.

On December 29, 1995, the Company transferred certain securities from held to maturity to available for sale in accordance with a transition reclassification allowed by the Financial Accounting Standards Board. Such securities had a carrying value of $8,307,712 and a fair value of $8,385,412. The Company also transferred certain securities from available for sale to held to maturity. Such securities had a carrying value of $1,475,985 and a fair value of $1,512,980.

HFB FINANCIAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Table Dollar Amounts in Thousands)


-- LOANS AND ALLOWANCE

JUNE 30                                                                                1997              1996
-----------------------------------------------------------------------------------------------------------------
Commercial and industrial loans                                                     $ 10,806           $10,408
Real estate loans                                                                     86,095            79,005
Construction loans                                                                     5,091             3,397
Consumer loans                                                                         5,722             5,633
                                                                                 --------------------------------
                                                                                     107,714            98,443
Loans in process                                                                      (2,019)           (1,798)
                                                                                 --------------------------------

   Total loans                                                                      $105,695           $96,645
                                                                                 ================================


YEAR ENDED JUNE 30                                                       1997              1996              1995
--------------------------------------------------------------------------------------------------------------------
Allowance for loan losses
  Balances, July 1                                                      $ 671             $ 633             $ 594
  Provision for losses                                                    138                35                37
  Recoveries on loans                                                       3                11                 5
  Loans charged off                                                      (102)               (8)               (3)
                                                                     -----------------------------------------------

  Balances, June 30                                                     $ 710             $ 671             $ 633
                                                                     ===============================================

Information on impaired loans is summarized below:

JUNE 30                                                                             1997               1996
-----------------------------------------------------------------------------------------------------------------
Impaired loans with an allowance                                                   $1,305             $ 293
                                                                                ================================

Allowance for impaired loans (included in the Company's
  allowance for loan losses)                                                       $  294             $  31
                                                                                ================================


YEAR ENDED JUNE 30                                                                   1997              1996
-----------------------------------------------------------------------------------------------------------------
Average balance of impaired loans                                                   $1,607             $ 149
Interest income recognized on impaired loans                                            88                29
Cash-basis interest received                                                            88                10

HFB FINANCIAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Table Dollar Amounts in Thousands)


The Bank has entered into transactions with certain directors, executive officers, significant stockholders and their affiliates or associates (related parties). Such transactions were made in the ordinary course of business on substantially the same terms and conditions, including interest rates and collateral, as those prevailing at the same time for comparable transactions with other customers, and did not, in the opinion of management, involve more than normal credit risk or present other unfavorable features.

The aggregate amount of loans, as defined, to such related parties were as follows:

Balances, July 1, 1996                                                        $197
  New loans, including renewals                                                 95
  Payments, etc., including renewals                                           (86)
                                                                              ----

 Balances, June 30, 1997                                                      $206
                                                                              ====



--  PREMISES AND EQUIPMENT

JUNE 30                                                                 1997               1996
------------------------------------------------------------------------------------------------
Land and improvements                                                 $   691            $   691
Buildings                                                               1,684              1,684
Furniture and equipment                                                 1,174              1,146
Automobiles                                                               112                112
                                                              ----------------------------------
   Total cost                                                           3,661              3,633
Accumulated depreciation                                               (1,494)            (1,263)
                                                              ----------------------------------

   Net                                                                $ 2,167            $ 2,370
                                                              ==================================

HFB FINANCIAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Table Dollar Amounts in Thousands)


--  DEPOSITS

JUNE 30                                                                         1997             1996
--------------------------------------------------------------------------------------------------------
Demand deposits                                                                $ 10,588         $  9,828
Savings deposits                                                                  9,443           10,682
Money market                                                                        605              609
Certificates and other time deposits of $100,000 or more                         29,691           24,508
Other certificates and time deposits                                             82,876           81,115
                                                                         --------------------------------

   Total deposits                                                              $133,203         $126,742
                                                                         ================================

Certificates maturing in years ending June 30

 1998                                                                                           $ 72,474
 1999                                                                                             33,244
 2000                                                                                              4,260
 2001                                                                                              1,215
 2002                                                                                              1,248
 Thereafter                                                                                          126
                                                                                        -----------------

                                                                                                $112,567
                                                                                        =================


--  SHORT-TERM BORROWINGS AND LINE OF CREDIT

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

These advances are collateralized by FHLB stock and single-family first mortgage loans with aggregate principal balances totaling 150% of the outstanding amount of advances.


--  LONG-TERM DEBT

At June 30, 1997 and 1996, the Company had long-term FHLB advances of $721,000 and $775,000. Advances are payable monthly in installments of $9,585, including interest, which is fixed at 8.05%, with the final payment being due in January 2006.

These advances are collateralized by FHLB stock and single-family first mortgage loans with aggregate principal balances totaling 150% of the outstanding amount of advances.

HFB FINANCIAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Table Dollar Amounts in Thousands)


Maturities in years ending June 30

 1998                                                                                                       $ 62
 1999                                                                                                         68
 2000                                                                                                         73
 2001                                                                                                         79
 2002                                                                                                         86
 Thereafter                                                                                                  353
                                                                                               -----------------

                                                                                                            $721
                                                                                               =================


--  INCOME TAX

YEAR ENDED JUNE 30                                                1997              1996              1995
----------------------------------------------------------------------------------------------------------------
Income tax expense
Currently payable
  Federal                                                              $ 523             $ 403             $ 640
  State                                                                   39                22                38
Deferred
  Federal                                                                 27                46                31
  State                                                                    2                 2                 2
                                                          ------------------------------------------------------

   Total income tax expense                                            $ 591             $ 473             $ 711
                                                          ======================================================

Reconciliation of federal statutory to actual tax expense
 Federal statutory income tax at 34%                                   $ 554             $ 449             $ 680
 Effect of state income taxes                                             27                14                25
 Other                                                                    10                10                 6
                                                          ------------------------------------------------------

   Actual tax expense                                                  $ 591             $ 473             $ 711
                                                          ======================================================

HFB FINANCIAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Table Dollar Amounts in Thousands)


A cumulative net deferred tax liability is included in other liabilities. The components of the liability are as follows:

JUNE 30                                                                              1997             1996
----------------------------------------------------------------------------------------------------------------

Deferred compensation                                                               $ 151             $ 167
Unrealized loss on investment securities available for sale                             3                84
Basis in FHLB stock                                                                  (212)             (182)
Allowance for loan losses                                                             (90)             (104)
Other                                                                                  (2)               (5)
                                                                                ---------------------------------

                                                                                    $(150)            $ (40)
                                                                                =================================

Assets                                                                              $ 159             $ 253
Liabilities                                                                          (309)             (293)
                                                                                ---------------------------------
                                                                                    $(150)            $ (40)
                                                                                =================================

Retained earnings include approximately $2,096,000 for which no deferred income tax liability has been recognized. This amount represents an allocation of income to bad debt deductions as of June 30, 1988 for tax purposes only. Reduction of amounts so allocated for purposes other than tax bad debt losses including redemption of bank stock of excess dividends, or loss of "bank" status, would create income for tax purposes only, which income would be subject to the then-current corporate income tax rate. At June 30, 1997, the unrecorded deferred income tax liability on the above amount was approximately $800,000.


--  COMMITMENTS AND CONTINGENT LIABILITIES

In the normal course of business there are outstanding commitments and contingent liabilities, such as commitments to extend credit and standby letters of credit, which are not included in the accompanying financial statements. The Banks' exposure to credit loss in the event of nonperformance by the other party to the financial instruments for commitments to extend credit and standby letters of credit is represented by the contractual or notional amount of those instruments. The Bank uses the same credit policies in making such commitments as it does for instruments that are included in the consolidated balance sheet.

Financial instruments whose contract amount represents credit risk as of June 30 were as follows:

                                                                                     1997             1996
----------------------------------------------------------------------------------------------------------------

Commitments to extend credit                                                         $6,980         $6,014
Standby letters of credit                                                               134            129


At June 30, 1997, the Bank was also committed to purchase one investment security at a cost of approximately $500,000. This transaction was consummated in July 1997.

HFB FINANCIAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Table Dollar Amounts in Thousands)


Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Bank evaluates each customer's credit worthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Bank upon extension of credit, is based on management's credit evaluation.

Standby letters of credit are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party.

The Company and subsidiary are also subject to claims and lawsuits which arise primarily in the ordinary course of business. It is the opinion of management that the disposition or ultimate resolution of such claims and lawsuits will not have a material adverse effect on the consolidated financial position of the Company.


--  RESTRICTION ON DIVIDENDS

The Office of Thrift Supervision (OTS) regulations provide that a savings association which meets fully phased-in capital requirements and is subject only to "normal supervision" may pay out, as a dividend, 100% of net income to date over the calendar year and 50% of surplus capital existing at the beginning of the calendar year without supervisory approval, but with 30 days prior notice to the OTS. Any additional amount of capital distributions would require prior regulatory approval. A savings association meeting current minimum capital requirements but not fully phased-in standards, such as the Bank, may, with 30 days prior notice but without prior approval, distribute up to 75% of net income if it meets the risk-based requirement on January 1, 1993. A savings association failing to meet current capital standards may only pay dividends with supervisory approval.

At June 30, 1997, total stockholders' equity of the banking subsidiary was $15,474,728, of which $5,523,500 was available for the payment of dividends without prior approval by the OTS.


--  REGULATORY CAPITAL

The Bank is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate actions by the regulatory agencies that, if undertaken, could have a material effect on the Company's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank's assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The Bank's capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.

HFB FINANCIAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Table Dollar Amounts in Thousands)


At June 30, 1997, the management of the Company believes that it meets all capital adequacy requirements to which it is subject. The most recent notification from the regulatory agency categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. There have been no conditions or events since that notification that management believes have changed this categorization.

The Bank's  actual and required capital amounts and ratios are as follows:

                                                                                    1997
                                                       ------------------------------------------------------------
                                                                            REQUIRED FOR ADEQUATE       TO BE WELL
                                                             ACTUAL                CAPITAL*            CAPITALIZED*
                                                       ------------------------------------------------------------
June 30                                                  Amount   Ratio       Amount        Ratio     Amount  Ratio
-------------------------------------------------------------------------------------------------------------------

Total risk-based capital* (to risk-weighted assets)      $15,750     21%          $6,144        8.0%  $7,681   10.0%
Core capital* (to adjusted tangible assets)               15,334     10%          $6,354        4.0%   9,531    6.0%
Core capital* (to adjusted total assets)                  15,334     10%           6,354        4.0%   7,943    5.0%

*As defined by regulatory agencies

The Bank's tangible capital at June 30, 1997 was $15,334, which amount was 9.7% of tangible assets and exceeded the required ratio of 1.5%.


--  STOCKHOLDERS' EQUITY

On June 15, 1997, the Board of Directors declared a 5-for-3 stock split, which was paid on June 30, 1997. All share data has been adjusted to reflect the stock split.


--  EMPLOYEE BENEFIT PLANS

PENSION PLAN

The Company is a participant in a pension fund known as The Pentegra Group (formerly the Financial Institutions Retirement Fund). This plan is a multi-employer plan; separate actuarial valuations are not made with respect to each participating employer. According to The Pentegra Group, the market value of the fund's assets exceed the value of vested benefits in the aggregate as of June 30, 1996, the most recent valuation date. There is no unfunded liability for past service. Plan benefits are fully vested after five years of service and are based on an employee's years of service and a percentage of the employee's average salary, using the five highest consecutive years preceding retirement. The Bank's funding policy is to make contributions to the plan equal to the amount accrued as pension expense. The Bank's required contributions, which represent yearly expense, were $109,554 and $51,240 for fiscal years 1996 and 1995. The Bank incurred no expense for the year ended June 30, 1997.

HFB FINANCIAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Table Dollar Amounts in Thousands)


EMPLOYEE STOCK OWNERSHIP PLAN
The Bank has an Employee Stock Ownership Plan (ESOP) for the benefit of participating employees. Generally, all employees age 21 or older are eligible to participate upon completion of one year of service. The Bank accounts for its ESOP in accordance with Emerging Issues Task Force Issue No. 89-8. ESOP cash contributions and ESOP expense accrued during the year are determined by several factors including the number of shares allocated to participants, ESOP debt service and dividends on unallocated shares. Dividends on allocated and unallocated shares are used to retire ESOP debt.

The ESOP borrowed $505,890 from the Company to purchase 84,314 shares of HFB Financial Corporation common stock. The loan, secured by the stock, bears interest at a rate of prime plus 1% and matures in the year 2002. Principal and interest payments are made monthly. The Bank's contribution for 1997 was $82,955, of which $67,030 was charged to operations, while the interest portion of $15,925 was eliminated in consolidation. The Bank's contribution for 1996 was $83,200, of which $59,122 was charged to operations, while the interest portion of $24,078 was eliminated in consolidation. ESOP expense is determined by the shares allocated method. The number of shares released is determined by taking the number of shares before the allocation for the current plan year and multiplying by a fraction. The numerator of the fraction is the amount of principal and interest paid on the loan for that plan year. The denominator of the fraction is the sum of the numerator plus the total payments of principal and interest on that loan projected to be paid for all future plan years. For this purpose, the interest to be paid in future years is to be computed by using the interest rate in effect as of the current allocation date. Both allocated and unallocated shares are considered outstanding when computing earnings per share.

At June 30, 1997, 55,259 shares were released, 6,666 shares were committed to be released and 17,511 shares were not released.

MANAGEMENT RECOGNITION PLAN
The objective of the Bank's Management Recognition Plan (MRP) is to enable the Bank to retain executive personnel of experience and ability in key positions of responsibility. Under the plan, 20,475 shares of HFB Financial Corporation common stock have been issued to the MRP Trust and are payable over a three-year period, at the rate of 33 1/3% of such shares per year, following the date of the grant or award. Compensation expense in the amount of the fair market value at the award date of the common stock is being recognized pro rata over the three years during which the shares vest. All shares in the MRP Trust have been awarded to the President of the Bank. The MRP expense was $11,360, $20,475 and $40,950 for 1997, 1996 and 1995. In 1997, 1996 and 1995, 3,383, 7,600 and 1,500
shares were paid to the President of the Bank.

HFB FINANCIAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Table Dollar Amounts in Thousands)


SUPPLEMENTAL EXECUTIVE RETIREMENT PLAN
The objective of the Bank's Supplemental Retirement Plan (SERP) is to provide selected senior officers with postretirement death benefits which will (i) enable a targeted level of retirement income to be met, (ii) provide certain preretirement death benefits should the covered executive die prior to retirement age and (iii) compensate for the inability to earn full ESOP benefits due to the senior officer's anticipated retirement before the Bank's ESOP loan is repaid. Under the plan, 15,658 shares of HFB Financial Corporation common stock have been issued to the SERP Trust and are payable upon completion of the earlier of five years of service or when the recipient's employment terminates due to retirement at or after age 65. Compensation expense in the amount of the fair market value at the award date of the common stock is being recognized pro rata over four years to be projected retirement date of the recipient. All shares in the SERP Trust have been awarded to the Chairman of the Board of the Bank. The SERP expense was $14,364 for 1997 and $22,728 for 1996 and 1995. At June 30, 1997, the shares awarded under this plan had been fully earned and were payable upon request.

DEFERRED COMPENSATION AGREEMENTS (RABBI TRUSTS)
Prior to its conversion, the Bank maintained an unfunded deferred compensation plan for members of the Board of Directors who elected to participate in any one year. Benefits were payable upon a participating director's retirement, resignation, disability or death unless the plan committee permitted earlier distributions in the event of a participant's emergency or necessity. The Bank established individual grantor trusts (Rabbi trusts) for each director who had deferred compensation, contributed funds sufficient to equal the deferred fees for each director and purchased a total of 37,061 shares of HFB Financial Corporation common stock at its conversion date. The assets of the individual Rabbi trusts are available to the general creditors of the Bank in the event of the Bank's insolvency. In 1997, the Rabbi trusts purchased an additional 1,666 shares at a total cost of $24,969. In 1996, the Rabbi trusts purchased an additional 1,201 shares at a total cost of $15,862 and distributed 838 shares to a trust beneficiary. In 1995, the Rabbi trusts purchased an additional 1,915 shares at a total cost of $18,998. In 1994, the Bank adopted a new Deferred Compensation Agreement for the directors similar to the old agreement. All deferred payments are paid to these same Rabbi trusts. The Bank's liability at June 30, 1997 and 1996 for both plans was $295,840 and $274,302. Deferred amounts are included in accrued expenses and other liabilities. The stock in the grantor trusts is shown as a contra-capital account until distributed to the directors over a five-year period beginning at their retirement, resignation or death. The amount charged to expense was $21,509, $21,100 and $20,422 for 1997, 1996 and 1995.

HFB FINANCIAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Table Dollar Amounts in Thousands)


--  STOCK OPTION PLAN

The Company has an incentive stock option plan in which 120,450 shares have been reserved for future issuance by the Company to directors and employees of the Company and its subsidiary. The plan provides for a term of ten years, after which no awards may be made, unless earlier terminated by the Board of Directors. At June 30, 1994, options to purchase 108,148 shares had been granted, with 102,126 shares at $10 per share and 6,021 shares at $14 per share.

Under the Company's incentive stock option plan, which is accounted for in accordance with Accounting Principles Board Opinion (APB) No. 25, Accounting for Stock Issued to Employees, and related interpretations, the Company grants selected executives and other key employees stock option awards which vest and become fully exercisable immediately. During 1997, the Company authorized the grant of options for up to 9,995 shares of the Company's common stock. The exercise price of each option, which has a ten-year life, was equal to the market price of the Company's stock on the date of grant; therefore, no compensation expense was recognized.

Although the Company has elected to follow APB No. 25, SFAS No. 123 requires pro forma disclosures of net income and earnings per share as if the Company had accounted for its employee stock options under that Statement. The fair value of each option grant was estimated using an option-pricing model with the following assumptions: risk-free interest rate, 6%; dividend yield, 2.5%; volatility factor of expected market price of common stock, 11%; and weighted average expected life of the options, 8 years.

Under SFAS No. 123, compensation cost is recognized in the amount of the estimated fair value of the options and amortized to expense over the options' vesting period. The pro forma effect on net income and earnings per share of this statement were not materially different from those presented on the consolidated statement of income.

The following is a summary of the status of the Company's stock option plan and changes in that plan as of and for the years ended June 30, 1997, 1996 and 1995.

YEAR ENDED JUNE 30                                          1997                       1996                    1995
--------------------------------------------------------------------------------------------------------------------------
                                                             WEIGHTED-                Weighted-                  Weighted-
                                                              AVERAGE                  Average                    Average
                                                             EXERCISE                 Exercise                   Exercise
                    OPTIONS                        SHARES      PRICE         Shares     Price           Shares     Price
--------------------------------------------------------------------------------------------------------------------------

Outstanding, beginning of year                      81,258    $ 6.00         87,924    $6.00            108,148      $6.13
Granted                                              9,995     12.90
Exercised                                          (42,408)     6.65         (6,666)    6.00            (20,224)      6.71
Forfeited/expired                                   (3,973)     6.00
Outstanding, end of year                            44,872      6.93         81,258     6.00             87,924       6.00
Options exercisable at year end                     44,872      6.93         81,258     6.00             87,924       6.00
Weighted-average fair value of options granted
 during the year                                     $2.86


As of June 30, 1997, the 44,872 options outstanding have exercise prices ranging from $6.00 to $12.90 and a weighted-average remaining contractual life of six years.

HFB FINANCIAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Table Dollar Amounts in Thousands)


--  FAIR VALUES OF FINANCIAL INSTRUMENTS

The following methods and assumptions were used to estimate the fair value of each class of financial instrument:

CASH AND CASH EQUIVALENTS--The fair value of cash and cash equivalents approximates carrying value.

TRADING ACCOUNT AND INVESTMENT SECURITIES--Fair values are based on quoted market prices.

LOANS--For both short-term loans and variable-rate loans that reprice frequently and with no significant change in credit risk, fair values are based on carrying values. The fair values for certain mortgage loans, including one-to-four family residential, are based on quoted market prices of similar loans sold in conjunction with securitization transactions, adjusted for differences in loan characteristics. The fair value for other loans is estimated using discounted cash flow analyses using interest rates currently being offered for loans with similar terms to borrowers of similar credit quality.

INTEREST RECEIVABLE/PAYABLE--The fair values of interest receivable/payable approximate carrying values.

FHLB STOCK--Fair value of FHLB stock is based on the price at which it may be resold to the FRB.

DEPOSITS--The fair values of noninterest-bearing, interest-bearing demand and savings accounts are equal to the amount payable on demand at the balance sheet date. The carrying amounts for variable rate, fixed-term certificates of deposit approximate their fair values at the balance sheet date. Fair values for fixed-rate certificates of deposit are estimated using a discounted cash flow calculation that applies interest rates currently being offered on certificates to a schedule of aggregated expected monthly maturities on such time deposits.

SHORT-TERM BORROWINGS AND LONG-TERM DEBT--The fair value of these borrowings are estimated using a discounted cash flow calculation, based on current rates for similar debt.

OFF-BALANCE-SHEET COMMITMENTS--Commitments include commitments to purchase and originate mortgage loans, commitments to sell mortgage loans, and standby letters of credit and are generally of a short-term nature. The fair value of such commitments are based on fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the counterparties' credit standing. The carrying amounts of these commitments, which are immaterial, are reasonable estimates of the fair values of these financial statements.

HFB FINANCIAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Table Dollar Amounts in Thousands)


The estimated fair values of the Company's financial instruments are as follows:

                                                              1997                               1996
                                                --------------------------------------------------------------------
                                                   CARRYING            FAIR           Carrying            Fair
JUNE 30                                             AMOUNT             VALUE           Amount             Value
--------------------------------------------------------------------------------------------------------------------

ASSETS
 Cash and cash equivalents                         $  3,795          $  3,795         $  4,745          $  4,745
 Trading account securities                             796               796              247               247
 Investment securities available for sale            25,113            25,113           20,838            20,838
 Investment securities held to maturity              20,207            20,018           19,834            19,295
 FHLB stock                                           1,169             1,169            1,090             1,090
 Loans, net                                         104,984           105,135           95,974            99,314
 Interest receivable                                  1,074             1,074              955               955

LIABILITIES
 Deposits                                           133,203           133,307          126,742           127,293
 Short-term borrowings                                7,500             7,507            1,875             1,896
 Long-term debt                                         721               721              775               784
 Interest payable                                       548               548              534               534


HFB FINANCIAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Table Dollar Amounts in Thousands)


--  CONDENSED FINANCIAL INFORMATION (PARENT COMPANY ONLY)

Presented below is condensed financial information as to financial position, results of operations and cash flows for the Company:

                            CONDENSED BALANCE SHEET


JUNE 30                                                                     1997              1996
----------------------------------------------------------------------------------------------------

ASSETS
 Cash                                                                      $   284           $   283
 Account receivable--subsidiary                                                 48                12
 Trading securities, at fair value                                             796               247
 Loan to ESOP                                                                  125               209
 Investment in subsidiary                                                   15,339            14,819
 Other assets                                                                                      6
                                                                      ------------------------------

     Total assets                                                          $16,592           $15,576
                                                                      ==============================

LIABILITIES
 Accrued expenses                                                          $    25           $     3
                                                                      ------------------------------

STOCKHOLDERS' EQUITY
 Common stock                                                                1,286               746
 Additional paid-in capital                                                  6,094             6,233
 Less:  Common stock acquired by ESOP                                         (125)             (209)
        Common stock acquired by MRP and SERP                                 (101)             (121)
        Common stock acquired by Rabbi trusts                                 (283)             (258)
 Treasury stock                                                             (2,031)           (1,826)
 Retained earnings                                                          11,717            11,157
 Unrealized gain (loss) on securities available for sale                        10              (149)
     Total stockholders' equity                                             16,567            15,573
                                                                      ------------------------------

     Total liabilities and stockholders' equity                            $16,592           $15,576
                                                                      ==============================

HFB FINANCIAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Table Dollar Amounts in Thousands)


                         CONDENSED STATEMENT OF INCOME


YEAR ENDED JUNE 30                                            1997              1996             1995
-------------------------------------------------------------------------------------------------------

INCOME
 Dividends from subsidiary                                    $  620            $ 350            $  410
 Net gain (loss) on trading securities                           307               (3)
 Other income                                                     27               36                50
                                                         ----------------------------------------------
     Total income                                                954              383               460

EXPENSES
 Other expenses                                                   30               46                48
                                                         ----------------------------------------------

INCOME BEFORE INCOME TAX AND EQUITY IN
 UNDISTRIBUTED INCOME OF SUBSIDIARY                              924              337               412

INCOME TAX EXPENSE (BENEFIT)                                     108               (2)                1
                                                         ----------------------------------------------

INCOME BEFORE EQUITY IN UNDISTRIBUTED
 INCOME OF SUBSIDIARY                                            816              339               411

EQUITY IN UNDISTRIBUTED INCOME OF SUBSIDIARY                     222              508               880
                                                         ----------------------------------------------

NET INCOME                                                    $1,038            $ 847            $1,291
                                                         ==============================================

HFB FINANCIAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Table Dollar Amounts in Thousands)


                       CONDENSED STATEMENT OF CASH FLOWS


YEAR ENDED JUNE 30                                             1997              1996              1995
--------------------------------------------------------------------------------------------------------

OPERATING ACTIVITIES
 Net earnings                                                 $1,038             $ 847            $1,291
 Adjustments to reconcile net income to net
  cash provided by operating activities
  Equity in undistributed earnings of subsidiary                (222)             (508)             (880)
  Amortization of cost of ESOP and MRP                           104               130                95
  (Increase) decrease in account receivable--
   subsidiary                                                    (36)               (3)               11
  Net change in  trading account securities                     (549)             (247)
  Net change in other assets and other liabilities               (51)             (151)             (108)
                                                         -----------------------------------------------
  Net cash provided by operating activities                      284                68               409
                                                         -----------------------------------------------

INVESTING ACTIVITIES
 Principal collected on loans to subsidiary
  under repurchase agreement                                                       589               379
 Principal collected on loan to ESOP                              84                84                86
                                                         -----------------------------------------------
  Net cash provided by investing activities                       84               673               465
                                                         -----------------------------------------------

FINANCING ACTIVITIES
 Sale of common stock                                            282                40               136
 Cash paid in lieu of fractional shares                           (5)
 Purchase of stock                                              (205)             (330)             (500)
 Other                                                           (25)              (10)              (18)
 Cash dividends                                                 (414)             (387)             (388)
                                                         -----------------------------------------------
  Net cash used by financing activities                         (367)             (687)             (770)
                                                         -----------------------------------------------

NET INCREASE IN CASH                                               1                54               104

CASH, BEGINNING OF YEAR                                          283               229               125
                                                         -----------------------------------------------

CASH, END OF YEAR                                             $  284             $ 283            $  229
                                                         ===============================================

SUPPLEMENTAL CASH FLOWS INFORMATION
 Cash paid for interest                                                          $   1
 Cash paid for income taxes                                                          4                 1

                [LOGO OF GEO. S. OLIVE & CO. LLC APPEARS HERE]


                          INDEPENDENT AUDITOR'S REPORT



  To the Stockholders and
  Board of Directors
  HFB Financial Corporation
  Middlesboro, Kentucky


  We have audited the consolidated balance sheet of HFB Financial Corporation and subsidiary as of June 30, 1997, and the related consolidated statements of income, changes in stockholders' equity, and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit. The consolidated financial statements of HFB Financial Corporation as of June 30, 1996 and for the two years then ended were audited by other auditors whose report dated August 2, 1996 expressed an unqualified opinion on those statements.

  We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

  In our opinion, the consolidated financial statements described above present fairly, in all material respects, the consolidated financial position of HFB Financial Corporation and subsidiary as of June 30, 1997, and the results of their operations and their cash flows for the year then ended, in conformity with generally accepted accounting principles.


  Geo. S. Olive & Co. LLC

  Evansville, Indiana
  July 25, 1997

                  [LETTERHEAD OF GROVER GREWELING & CO., PSC]


                         INDEPENDENT AUDITOR'S REPORT
                         ----------------------------

Board of Directors and Stockholders
HFB Financial Corporation
Middlesboro, Kentucky


We have audited the accompanying consolidated balance sheets of HFB Financial Corporation and Subsidiary as of June 30, 1996 and 1995, and the related consolidated statements of earnings, stockholders' equity, and cash flows for the years ended June 30, 1996, 1995 and 1994. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of HFB Financial Corporation and Subsidiary as of June 30, 1996 and 1995 and the results of their operations and their cash flows for the years ended June 30, 1996, 1995 and 1994 in conformity with generally accepted accounting principles.

As discussed in notes 1 and 12 to the consolidated financial statements, in 1994 the Company adopted changes in its methods of accounting for income taxes and certain investments in debt and equity securities.


/s/ Grover Greweling & Co., PSC

Louisville, Kentucky

August 2, 1996

                           HFB FINANCIAL CORPORATION

                                  Signatures


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed in its behalf by the undersigned, thereunto duly authorized.


                                        HFB FINANCIAL CORPORATION

                                        By: /s/ David B. Cook
                                            --------------------------
                                            David B. Cook
                                            President and
                                            Chief Executive Officer



                                        By: /s/ Stanley Alexander, Jr.
                                            --------------------------
                                            Stanley Alexander, Jr.
                                            Chief Financial Officer




Dated: February 10, 1998