Form 10-Q
period 1998-03-31
HFB FINANCIAL CORP
filed 1998-05-15
CIK 892157

                     UNITED STATES

          SECURITIES AND EXCHANGE COMMISSION

                Washington, D.C.  20549

                       FORM 10-Q


[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended March 31, 1998

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


The number of shares of the registrant's $1 par value common stock outstanding at March 31, 1998 was 1,085,647.


There are a total of 18 pages filed in this document.

               HFB FINANCIAL CORPORATION

                       I N D E X
                       ---------

                                                       PAGE NO.
                                                       -------
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
                       CONSOLIDATED BALANCE SHEET
                               (Unaudited)

                                                 MARCH 31,         JUNE 30,
                                                   1998             1997
                                                ------------    ------------
ASSETS
  Cash and due from banks                       $  8,569,538    $  3,794,637
  Trading account securities                       1,092,969         795,555
  Investment securities
    Available for sale                            27,600,317      25,112,540
    Held to maturity                              20,376,970      20,206,502
                                                ------------    ------------
       Total investment securities                47,977,287      45,319,042
  Loans                                          114,087,248     105,694,555
  Allowance for loan losses                         (900,572)       (710,168)
                                                ------------    ------------
       Net loans                                 113,186,676     104,984,387
  Premises and equipment                           2,185,716       2,167,393
  Federal Home Loan Bank stock                     1,212,100       1,169,100
  Interest receivable                              1,403,816       1,074,282
  Other assets                                       241,764         152,571
                                                ------------    ------------
       Total assets                             $175,869,866    $159,456,967
                                                ============    ============

LIABILITIES
  Deposits
    Interest bearing                            $140,730,665    $131,130,405
    Non-interest bearing                             753,064       2,072,137
                                                ------------    ------------
       Total                                     141,483,729     133,202,542
  Short-term borrowings                            8,500,000       7,500,000
  Long-term debt                                   5,676,835         720,753
  Interest payable                                 1,278,278         548,233
  Other liabilities                                1,346,400         918,412
                                                ------------    ------------
       Total liabilities                         158,285,242     142,889,940
                                                ------------    ------------
STOCKHOLDERS' EQUITY
  Preferred stock, $1 par value
    Authorized and unissued
     -- 1,000,000 shares                                  --              --
  Common stock, $1 par value
    Authorized--5,000,000 shares
    Issued and outstanding --
    1,287,694 and 1,285,673 shares                 1,287,694       1,285,673
  Additional paid-in capital                       6,108,462       6,094,551
  Less: Common stock acquired by ESOP                (53,580)       (125,422)
        Common stock acquired by Management
         Recognition Plan and Supplemental
         Executive Retirement Plan                   (93,950)       (100,950)
        Common stock acquired by Rabbi trusts
         for deferred compensation plans            (294,410)       (283,259)
  Treasury stock, at cost, 202,047 shares         (2,030,955)     (2,030,955)
  Retained earnings                               12,393,656      11,717,514
  Net unrealized gain on securities available
   for sale                                          267,707           9,875
                                                ------------    ------------
     Total stockholders' equity                   17,584,624      16,567,027
                                                ------------    ------------
     Total liabilities and stockholders' equity $175,869,866    $159,456,967
                                                ============    ============

See notes to consolidated financial statements.

             HFB FINANCIAL CORPORATION AND SUBSIDIARY
                 CONSOLIDATED STATEMENT OF INCOME
                            (Unaudited)

                                          THREE MONTHS ENDED        NINE MONTHS ENDED
                                              MARCH 31,                 MARCH 31,
                                         ----------------------   -----------------------
                                            1998        1997         1998         1997
                                         ----------  ----------   ----------   ----------
INTEREST INCOME
  Loans receivable                       $2,529,504  $2,162,884    $7,310,287  $6,421,073
  Investment securities                     694,295     694,724     2,122,847   2,026,603
  Other dividend income                      33,149      21,352        76,266      64,015
  Deposits with financial
   institutions                              59,548      35,647       144,568     114,161
                                         ----------  ----------    ----------  ----------
     Total interest income                3,316,496   2,914,608     9,653,968   8,625,852
                                         ----------  ----------    ----------  ----------
INTEREST EXPENSE
  Deposits                                1,679,414   1,567,070     4,934,133   4,712,261
  Short term borrowings                     144,674      24,084       376,119     105,217
  Long term debt                             13,722      14,586        42,055      30,037
                                         ----------  ----------    ----------  ----------
     Total interest expense               1,837,810   1,605,740     5,352,307   4,847,515
                                         ----------  ----------    ----------  ----------
NET INTEREST INCOME                       1,478,687   1,308,867     4,301,661   3,778,337
  Provision for loan losses                  64,615       7,016       200,542      94,193
                                         ----------  ----------    ----------  ----------
NET INTEREST INCOME AFTER PROVISION
 FOR LOAN LOSSES                          1,414,072   1,301,852     4,101,119   3,684,144
                                         ----------  ----------    ----------  ----------
OTHER INCOME
  Service charges for deposit accounts       95,567      84,999       299,947     234,518
  Other customer fees                        41,380      10,066        68,817      42,155
  Net gain (loss) on trading securities      (1,048)    109,107       205,314     229,740
  Net realized gain on sales of available
   for sale securities                        4,737       1,963        13,614      10,628
  Other income                                2,447      17,552        23,635      42,430
                                         ----------  ----------    ----------  ----------
     Total other income                     143,083     223,687       611,327     559,471
                                         ----------  ----------    ----------  ----------
OTHER EXPENSES
  Salaries and employee benefits            492,941     371,467     1,456,808   1,211,742
  Net occupancy expenses                     47,368      51,998       128,418     167,148
  Equipment expenses                         65,918      60,839       207,737     168,617
  Data processing fees                       83,596      60,459       208,626     163,807
  Deposit insurance expense                  20,775      20,519        62,848     147,900
  SAIF special assessment                                                         705,859
  Legal and professional fees                37,079      43,755       121,913     154,660
  Advertising                                36,014      24,178       105,907      84,514
  State franchise and deposit taxes          30,112      27,409        92,401     102,439
  Other expenses                            181,892     170,370       442,607     399,240
                                         ----------  ----------    ----------  ----------
     Total other expenses                   995,695     830,993     2,827,265   3,305,926
                                         ----------  ----------    ----------  ----------

INCOME BEFORE INCOME TAX                    561,460     694,546     1,885,181     937,689
  Income tax expense                        208,340     252,316       742,634     347,516
                                         ----------  ----------    ----------  ----------

NET INCOME                               $  353,120  $  442,230    $1,142,547  $  590,173
                                         ==========  ==========    ==========  ==========
NET INCOME PER SHARE
  Basic                                    $ 0.33      $ 0.40        $ 1.05      $ 0.56
  Diluted                                  $ 0.32      $ 0.39        $ 1.03      $ 0.54

See notes to consolidated financial statements.

           HFB FINANCIAL CORPORATION AND SUBSIDIARY
    CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                  Nine months ended March 31, 1998
                         (Unaudited)

                                             ADDITIONAL               MRP
                                  COMMON      PAID-IN      ESOP       AND        RABBI
                                  STOCK       CAPITAL      DEBT*      SERP**     TRUSTS
                                ----------  ----------  ----------  ----------  ---------
BALANCES, JUNE 30, 1997         $1,285,673  $6,094,551  $(125,422)  $(100,950)  $(283,259)

Net earnings

Stock issued upon exercise
  of stock options                   2,021      10,105

Dividends declared

Reduction of ESOP debt                                     71,842

Stock issued under MRP                                                  7,000

Stock purchased by Rabbi
 trusts                                                                           (11,151)

Net change in unrealized
 gain on securities
 available for sale

Tax benefit of employee
 benefit plans                                   3,806
                                ----------  ----------  ----------  ----------  ---------
BALANCES, MARCH 31, 1998        $1,287,694  $6,108,462  $ (53,580)  $ (93,950)  $(294,410)
                                ==========  ==========  ==========  ==========  =========
                                                         NET UNREALIZED
                                                             GAIN ON
                                                           SECURITIES      TOTAL
                                TREASURY      RETAINED     AVAILABLE    STOCKHOLDERS'
                                 STOCK        EARNINGS     FOR SALE        EQUITY
                               -----------   -----------   ----------    -----------
BALANCES, JUNE 30, 1997        $(2,030,955)  $11,717,514   $   9,875     $16,567,027

Net earnings                                   1,142,547                   1,142,547

Stock issued upon exercise
  of stock options                                                            12,126

Dividends declared                              (466,405)                   (466,405)

Reduction of ESOP debt                                                        71,842

Stock issued under MRP                                                         7,000

Stock purchased by Rabbi
 trusts                                                                      (11,151)

Net change in unrealized
 gain on securities
 available for sale                                           257,832        257,832

Tax benefit of employee
 benefit plans                                                                 3,806
                               -----------   -----------   ----------    -----------
BALANCES, MARCH 31, 1998       $(2,030,955)  $12,393,656   $  267,707    $17,584,624
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

            HFB FINANCIAL CORPORATION AND SUBSIDIARY
              CONSOLIDATED STATEMENT OF CASH FLOWS
                          (Unaudited)

                                                       NINE MONTHS ENDED
                                                            MARCH 31,
                                                    -------------------------
                                                       1998           1997
                                                    ----------     ----------
OPERATING ACTIVITIES
  Net income (loss)                                $ 1,142,547     $  590,173
  Adjustments to reconcile net income to net
   cash provided by operating activities
   Provision for loan losses                           200,542         91,632
   Depreciation and amortization
     Property and equipment                            148,801        174,094
     Cost of ESOP and MRP                               71,842         91,728
     Investment securities                              15,706         15,092
   FHLB stock dividend                                 (43,000)       (58,100)
   Deferred income tax                                   7,000         24,450
   Net change in
     Trading account securities                       (297,414)      (536,740)
     Interest receivable                              (329,534)      (195,244)
     Interest payable                                  730,045        548,732
     Other assets                                      (89,193)        67,697
     Other liabilities                                 285,249        124,390
   Other                                                              (10,966)
                                                   -----------     ----------
   Net cash provided by operating
    activities                                       1,842,591        926,938
                                                   -----------     ----------
INVESTING ACTIVITIES
  Purchases of securities available for sale        (8,151,194)    (8,485,469)
  Purchases of securities held to maturity          (5,897,077)    (2,496,012)
  Proceeds from maturities of securities
   available for sale                                4,176,672      1,062,779
  Proceeds from sales of securities available
   for sale                                          1,784,398      3,505,000
  Proceeds from maturities of securities
   held to maturity                                  5,817,628      2,079,725
  Net change in loans                               (8,402,833)    (5,661,797)
  Purchases of premises and equipment                 (167,124)       (26,377)
                                                   -----------    -----------
    Net cash used by investing activities          (10,839,530)   (10,022,151)
                                                   -----------     ----------

                        (continued)

            HFB FINANCIAL CORPORATION AND SUBSIDIARY
         CONSOLIDATED STATEMENT OF CASH FLOWS--CONTINUED
                          (Unaudited)

                                                        NINE MONTHS ENDED
                                                            MARCH 31,
                                                    -------------------------
                                                       1998           1997
                                                    ----------     ----------
FINANCING ACTIVITIES
  Net change in
    Non interest-bearing, interest-bearing
     and savings deposits                          $   759,194     $  535,266
    Certificates of deposit                          7,521,993      6,775,763
    Short term borrowings                            1,000,000      1,043,934
    Long-term debt                                   4,956,082         40,533
  Cash dividends                                      (446,405)      (413,844)
  Purchase of stock                                         --       (204,550)
  Sale of common stock                                  12,126        221,896
  Common stock acquired by Rabbi trusts                (11,151)            --
                                                   -----------     ----------
     Net cash used by financing activities          13,771,839      7,998,998
                                                   -----------     ----------

NET CHANGE IN CASH AND CASH EQUIVALENTS              4,774,901     (1,096,215)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD       3,794,637      4,744,672
                                                   -----------     ----------

CASH AND CASH EQUIVALENTS, END OF PERIOD           $ 8,569,538     $3,648,457
                                                   ===========     ==========

ADDITIONAL CASH FLOWS INFORMATION
  Interest paid                                    $ 4,791,713     $4,291,482
  Income tax paid                                      740,196        262,918



See notes to consolidated financial statements.

               HFB FINANCIAL CORPORATION

Notes to Consolidated Financial Statements (Unaudited)

1.   BASIS OF PRESENTATION:

     The unaudited consolidated financial information for the three and nine month periods ended March 31, 1998 and 1997 includes the results of operations of HFB
     Financial Corporation (the "Corporation") and its wholly owned subsidiary Home Federal Bank, Federal
     Savings Bank ("Home Federal" or the "Bank").  HFB
     Financial Corporation acquired 100 percent of the Bank's stock during the completion of the Bank's conversion from mutual to stock form on December 28, 1992. The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial statements and with the instructions to Form 10-Q. It is suggested that these statements and notes be read in conjunction with the financial statements and notes thereto included in the Bank's annual report for the year ended June 30, 1997 on Form 10-K filed with the Securities and Exchange Commission.

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

3.   EARNINGS PER SHARE

      Earnings per share were computed as follows:

                                                         Weighted
                                                         Average     Per Share
                                              Income     Shares       Amount
Three Months Ended March 31, 1998             -------------------------------
  Net Income                                 $  353
                                             ------
  Basic Earnings Per Share                                           $    .33
   Income available to common stockholder       353     1,084,367
  Effect of Diluted Securities
    Stock options                                          29,913
                                             --------------------
  Diluted Earnings Per Share
    Income available to common stockholders
          and assumed conversions            $  353     1,114,280    $    .32
                                             ================================
Nine Months  Ended March 31, 1998
  Net Income                                 $1,143
                                             ------
  Basic Earnings Per Share                                           $   1.05
   Income available to common stockholder     1,143     1,083,873
  Effect of Diluted Securities
    Stock options                                          29,037
                                             --------------------
  Diluted Earnings Per Share
    Income available to common stockholders
          and assumed conversions            $1,143     1,112,910    $   1.03
                                             ================================

Three Months  Ended March 31, 1997
  Net Income                                 $  427
                                             ------
  Basic Earnings Per Share                                           $    .40
   Income available to common stockholder       427     1,058,891
  Effect of Diluted Securities
    Stock options                                          42,221
                                             --------------------
  Diluted Earnings Per Share
    Income available to common stockholders
          and assumed conversions            $  427     1,101,112    $    .39
                                             ================================
Nine Months  Ended March 31, 1997
  Net Income                                 $  590
                                             ------
  Basic Earnings Per Share                                           $    .56
   Income available to common stockholder       590     1,051,887
  Effect of Diluted Securities
    Stock options                                          46,622
                                             --------------------
  Diluted Earnings Per Share
    Income available to common stockholders
          and assumed conversions            $  590     1,098,509    $    .54
                                             ================================

4.   NONPERFORMING LOANS AND PROBLEM ASSETS

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

The following sets forth information with respect to the Bank's non-performing assets at March 31, 1998 and June 30, 1997:

                          (Dollars in thousands)

                                                 March 31,         June 30,
                                                  1998               1997
                                               ------------     ------------
Accruing loans which are contractually
  past due 90 days or more:
     Real estate                                 $  701           $  365
     Consumer                                        33                3
                                                 ------           ------
                                                 $  734           $  660
     Real estate owned                                0               58
                                                 ------           ------
     Total non-performing assets                 $  734           $  426
                                                 ======           ======
Nonaccrual and 90 days or more past due loans
  as a percentage of total loans, net (1)           .64%             .35%
                                                 ======           ======
Nonaccrual and 90 days or more past due loans
  as a percentage of total assets                   .42%             .23%
                                                 ======           ======
Non-performing assets as a percentage of total
  assets                                            .42%             .27%
                                                 ======           ======
_______________
(1)  The Bank had no nonaccrual loans at March 31, 1998 and June 30, 1997.

The Bank has several potential problem commercial real estate loans to one borrower at March 31, 1998. The carrying amount of these loans is approximately $1.3 million, including a $131,000 working capital loan funded in

January 1997. The properties securing these loans are not generating sufficient cash flow to fund debt service payments and the borrower has been 30 to 60 days in arrears on the loan during the quarter. The borrower has obtained funds from another source to make the most recent payments on this indebtedness. The loans were current on March 31, 1998. Management is currently evaluating the collectability of these loans and assessing the possibility of any losses the Bank could incur.

The following sets forth the activity in the Bank's allowance for loan losses for the nine months ended March 31, 1998 and 1997:
                (Dollars in thousands)
                                         1998         1997
                                         ----         ----
Balance at July 1                        $710         $671
Charge offs                                10           68
Provision for loan losses                 201           92
                                         ----         ----
Balance March 31                         $901         $695

Ratio of net charge offs during the
  period to average loans outstanding
  during the period                       .01%         .07%
                                         ====         ====

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

The operations of Home Federal, and savings institutions generally, are significantly influenced by general economic conditions and the monetary and fiscal policies of government regulatory agencies. Deposit flows and costs of funds are influenced by interest rates on competing investments and prevailing market rates of interest. Lending activities are affected by the demand for financing real estate and other types of loans, which in turn are influenced by the interest rates at which such financing may be offered and other factors related to loan demand and the availability of funds. Just as the Bank's operations are influenced by regulatory authorities, so are its liquidity levels and capital resources. As of March 31, 1998, management is not aware of any current recommendations by the regulatory authorities, which if implemented, would have a material effect on the Bank's operations, liquidity or resources.

The Bank has an ongoing program to insure that its operational and financial systems will not be adversely affected by year 2000 software failures. While the Bank believes it is taking all appropriate steps to assure year 2000 compliance, it is dependent on vendor compliance to some extent. The Bank is requiring its systems and software vendors to represent that the products and services provided are, or will be, year 2000 compliant, and has planned a program for testing compliance. On March 21, 1998, the Bank converted to new core processor and replaced all of its data processing hardware with year 2000 compliant equipment through the normal course of business. During the selection process, special emphasis was placed the vendors ability to be year 2000 compliance within a reasonable
time frame.   The Bank estimates that the cost to redevelop,
replace or repair its technology will not be material.

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

FINANCIAL CONDITION

The Corporation's assets increased by 10.29% to $175.9 million at March 31, 1998 compared to $159.5 million at June 30, 1997. The majority of this increase is reflected in cash and due from banks, investment securities and loans receivable, which was primarily funded by an increase in deposits and borrowings.

Cash and cash equivalents increased by $4.8 million to $8.6 million at March 31, 1998 from $3.8 million at June 30, 1997. This increase was primarily the result of several investment securities which were called in late March and an increase in deposits during the nine month period ended March 31, 1998.

The Company maintains a portfolio of trading account securities which is comprised of common stock of other financial institutions. The portfolio was $1.1 million at March 31, 1998 compared to $796,000 at June 30, 1997. Most of this increase was attributable to market appreciation of the underlying stocks.

The Bank's asset composition has changed due to lower interest rates and a strong loan demand. In the current interest rate environment, a substantial portion of loans originated were adjustable-rate residential mortgages. During the nine months ended March 31, 1998, the Bank originated $36.9 million in mortgages. Seventy four percent of the mortgage loans originated during the quarter ended March 31, 1998 were refinancing of existing credits within the Bank's portfolio. Total loans receivable, net increased 7.81% to $113.2 million at March 31, 1998 compared to $105.0 million at June 30, 1997.

At March 31, 1998, the allowance for loan losses was $901,000 or
 .79% of loans receivable compared to $710,000 or .67% of loans receivable at June 30, 1997. During the nine months ended March 31, 1998, the provision for loan losses was $201,000. The Bank has several problem real estate loans to one borrower at March 31, 1998 . The carrying amount of these loans is approximately $1.3 million including a $131,000 working capital loan which was funded in January 1997. The properties securing these loans are not generating sufficient cash flow to fund debt service payments and the borrower has been 30 to 60 days in arrears on these loans during the nine months ended March 31, 1998 . The borrower obtained funds from another source to make the most recent payments on this indebtedness. These loans were brought current on March 31, 1998. There have been no improvement in
the credits cash flows since June 30, 1997.   Management
continues to closely monitor this credit as to its collectability and any possible losses the Bank could incur.

The Bank augments its lending activities and increases its asset yields by investing in mortgage-backed securities "MBSs " and U.S. Government securities. During the nine months ended March 31, 1998, management purchased $14.0 million in investment
securities and MBSs.   These purchases were primarily funded by
proceeds from called and maturing investment securities, principal collected on MBSs and investments, and the sale of investment securities. At March 31, 1998, the Bank held $27.6 million in investment securities, available for sale with a net unrealized gain of $268,000 and $20.4 million in investment securities held to maturity.

Accrued interest receivable increased by $330,000 from $1.074 million at June 30, 1997 to $1.404 million at March 31, 1998 due to a higher volume of interest-earning assets and the timing of interest payments.

Total deposits increased by $8.3 million to $141.5 million at March 31, 1998 from $133.2 million at June 30, 1997. During the nine months ended March 31, 1998, certificates of deposit increased $7.5 million and NOW accounts increased $2.0 million, while passbook savings and money market deposit accounts decreased by $1.2 million.

Federal Home Loan Bank advances increased by $1.0 million during the nine months ended March 31, 1998. These increases were primarily used to fund increases in lending activities.

Long-term debt increased by $5.0 million during the nine months ended March 31, 1998. This was the result of a arbitrage matching the debt with mortgage-backed securities. The estimated margin on this strategy is estimated to be 113 basis points.

Accrued interest payable on deposits increased by $730,000 during the nine months ended March 31, 1998 due to increased deposits and the timing of interest payments.

The Bank's regulatory liquidity ratio was 25.24% at March 31, 1998 as compared to 21.5% at June 30, 1997. At March 31, 1998 the Bank met all the fully phased-in regulatory capital requirements under FIRREA. Tangible, core and risk-based capital ratios were 9.3%, 9.3% and 22.4% respectively at March 31, 1998 as compared to 9.7%, 9.7% and 20.7% at June 30, 1997.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 1998
AND 1997

Net income decreased by $74,000 to $353,000 for the three month period ended March 31, 1998 from $427,000 for the three month period ended March 31, 1997. The primary reasons for the increase were a $185,000 increase in net interest income offset by, a $58,000 increase in provision for loan losses, a decrease of $81,000 in noninterest income, a $164,000 increase in noninterest expense and a $44,000 decrease in income tax expense.

Net interest income increased by $185,000 for the three month period ended March 31, 1998 as compared to the three month period ended March 31, 1997 because of a higher level of interest-earning assets.

Interest on loans increased by $367,000 to $2.530 million for the three month period ended March 31, 1998 as compared to $2.163 million for the three month period ended March 31, 1997. This increase is mainly attributable to a higher weighted average balance of loans receivable outstanding.

Other dividend income increased by $12,000 to $33,000 for the three month period ended March 31, 1998 compared to $21,000 for the three months ended March 31, 1997, due to the timing of those dividends.

Interest on deposits with other financial institutions increased by $24,000 to $60,000 for the three month period ended March 31, 1998 from $36,000 for the three month period ended March 31, 1997 due to a higher level of interest-bearing cash balances.

Interest on deposits increased by $112,000 to $1.679 million for the three month period ended March 31, 1998 from $1.567 million for the three month period ended March 31, 1997 as a result of higher volume and a change in the overall deposit mix. Lower rate savings accounts declined, while Certificates of Deposit increased.

Interest on short term borrowings and long term debt increased by $105,000 to $158,000 for the three month period ended March
31, 1998  from $53,000 for the three month period ended March
31, 1997 due to higher levels of borrowing.

The provision for loan losses was $65,000 for the three month period ended March 31, 1998 as compared to $7,000 for the three month period ended March 31, 1997. The provision was the result of Management's evaluation of the adequacy of the allowance for loan losses including consideration of recoveries of loans previously charged off, the perceived risk exposure among loan types, actual loss experience, delinquency rates, and current economic conditions. The Bank's allowance for loan losses as a percent of total loans at March 31, 1998 was .79%.

The Banks non-interest income decreased by $81,000 to $143,000 for the three month period ended March 31, 1998 as compared to $224,000 for the same period in 1996. The decrease was attributable to a net decrease in realized and unrealized gains on trading account securities and realized gains on sales of investment securities, available for sale of $107,000, a increase of $15,000 in other customer fees and other income, and an increase of $11,000 in deposit service charge income.
Trading account securities are equity securities, which are subject to market fluctuations.

Non-interest expense increased by $164,000 to $995,000 for the three month period ended March 31, 1998 as compared to $831,000 for the same period in 1996. Compensation and benefits increased by $121,000 to $493,000 for the three month period ended March 31, 1998 as compared to $372,000 for the same period in 1996. This increase is primarily attributable to a general increase in salaries and wages and overtime incurred in conjunction with the Bank's change in data processing systems during the quarter ended March 31, 1998.

Occupancy expense decreased by $5,000 to $47,000 for the three month period ended March 31, 1998 compared to $52,000 for the same period in 1996. This decrease was mainly the result of decreased property taxes and depreciation expense.

Equipment expense increased by $5,000 to $66,000 for the three month period ended March 31, 1998 from $61,000 for the three month period ended March 31, 1997 primarily due to higher depreciation expense.

Data processing expense increased by $23,000 to $83,000 for the three month period ended March 31, 1998 from $60,000 for the three month period ended March 31, 1997 primarily due to an increased level of data processing services. The Bank has entered into an agreement with a new vendor for data processing services which began in March 1998. As a result, the Bank has incurred additional expenses during the conversion from its present system to the new system. The Bank also expects to be penalized for breaking its' present contract for ATM processing services. Management expects these expenses to be immaterial to the Company's consolidated financial statements.

Professional services decreased by $7,000 for the three month period ended March 31, 1998 primarily due to lower accounting and consulting fees.

Advertising expense increased by $12,000 to $36,000 for the quarter ended March 31, 1998 compared to $24,000 for the quarter ended March 31, 1997 primarily due to the Bank's new logo campaign launched in the last quarter.

State franchise and deposit taxes increased by $3,000 to $30,000 for the three month period ended March 31, 1998 compared to $27,000 for the three month period ended March 31, 1997 due to a change in the Bank's estimated liability.

Other expense increased by $12,000 to $182,000 for three the month period ended March 31, 1998 from $170,000 for the three month period ended March 31, 1997 as the result of small increases in several expense categories.

Income taxes decreased by $44,000 to $208,000 for the three month period ended March 31, 1998 compared to $252,000 for the three months ended March 31, 1997 due to decreased earnings.

RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED MARCH 31, 1998
AND 1997

Net income increased by $552,000 to $1.142 million for the nine month period ended March 31, 1998 from $590,000 for the nine month period ended March 31, 1997 . The primary reasons for the increase were a $523,000 increase in net interest income, an increase of $52,000 in noninterest income, a decrease of $478,000 in noninterest expense offset by an increase of $106,000 in the provision for loan losses and an increase of $395,000 in income tax expense.

Net interest income increased by $523,000 for the nine month period ended March 31, 1998 as compared to the nine month period ended March 31, 1997 . During the nine months ended March 31, 1998, the Bank's net interest income increased primarily as the result of a higher volume of net interest-earning assets.

Interest on loans increased by $889,000 to $7.310 million for the nine month period ended March 31, 1998 as compared to $6.421 million for the nine month period ended March 31, 1997. This increase is mainly attributable to a higher weighted average balance of loans receivable outstanding.

Interest on investment securities increased by $96,000 to $2.123 million during the nine month period ended March 31, 1998 from $2.027 million for the nine month period ended March 31, 1997 primarily due to higher yields.

Other dividend income increased by $12,000 to $76,000 for the nine month period ended March 31, 1998 compared to $64,000 for the nine months ended March 31, 1997, due to the timing of those dividends.

Interest on deposits with other financial institutions increased by $31,000 to $145,000 for the nine month period ended March 31, 1998 from $114,000 for the nine month period ended March 31, 1997 due to higher levels of interest-bearing cash balances.

Interest on deposits increased by $222,000 to $4.934 million for the nine month period ended March 31, 1998 from $4.712 million for the nine month period ended March 31, 1997 as a result of higher volume and a change in the overall deposit mix. Lower rate savings accounts declined, while Certificates of Deposit increased.

Interest on short term borrowings and long term debt borrowed funds increased by $283,000 to $418,000 for the nine month period ended March 31, 1998 from $135,000 for the nine month period ended March 31, 1997 due to higher levels of borrowing.

The provision for loan losses increased by $106,000 for the nine
month period ended March 31, 1998   compared to the nine month
period ended March 31, 1997 . This level of provision was a result of Management's evaluation of the adequacy of the allowance for loan losses including consideration of recoveries of loans previously charged off, the perceived risk exposure among loan types, actual loss experience, delinquency rates, and current economic conditions. The Bank's allowance for loan losses as a percent of total loans at March 31, 1998 was .79%.

The Banks non-interest income increased by $52,000 to $611,000 for the nine month period ended March 31, 1998 as compared to $559,000 for the same period in 1996. Gains from the sale of trading account securities and investment securities, available for sale decreased by $21,000 for the nine months ended March 31, 1998 as compared to the nine month period ended March 31, 1997. Service charges on deposit accounts increased by $65,000 and other customer fees increased by $27,000. Other noninterest income decreased by $19,000 for the nine months ended March 31, 1998 with no significant change in any other single category.

Non-interest expense increased by $478,000 to $2.827 million for the nine month period ended March 31, 1998 as compared to $3.305 million for the same period in 1996. Compensation and benefits increased by $245,000 to $1.457 million for the nine month period ended March 31, 1998 as compared to $1.212 million for the same period in 1996. This increase is primarily due to a general increase in salaries and wages and overtime associated with the Bank's recent data processing conversion.

Occupancy expense decreased by $39,000 to $128,000 for the nine month period ended March 31, 1998 compared to $167,000 for the same period in 1996. This decrease was mainly the result of decreased repairs and maintenance and depreciation expenses.

Equipment expense increased by $39,000 to $208,000 for the nine month period ended March 31, 1998 from $169,000 for the nine month period ended March 31, 1997 primarily due to increased depreciation expense.

Data processing expense increased by $45,000 to $209,000 for the nine month period ended March 31, 1998 from $164,000 for the nine month period ended March 31, 1997 primarily due to an increased level of data processing services. In addition, the Bank entered into an agreement with a new vendor for data processing services which began in March 1998. As a result, the Bank incurred additional expenses during the conversion from its present system to the new system. The Bank also expects to be penalized for breaking its' present contract for ATM processing services. Management expects these expenses to be immaterial to the Company's consolidated financial statements.

Deposit insurance expense decreased by $85,000 to $63,000 for the nine month period ended March 31, 1998 from $148,000 for the nine month period ended March 31, 1997 due to lower premium rates. This was this was the result of the legislation enacted to recapitalize the SAIF, which required the Bank to pay an additional one time special assessment of $706,000 during the quarter ended September 30, 1996.

Professional services decreased by $33,000 to $122,000 for the nine month period ended March 31, 1998 compared to $155,000 for the same period in 1997. Most of this decrease was attributable to fees paid to consultants for recommendations to improve the Banks operational procedures in nine month period ended March 31, 1997.

Advertising expense increased by $21,000 to $106,000 for the nine months ended March 31, 1998 compared to $85,000 for the nine months ended March 31, 1997 primarily due to the Bank's new logo campaign launched in the quarter ended March 31, 1998.

State franchise and deposit taxes decreased by $10,000 to $92,000 for the nine month period ended March 31, 1998 from $102,000 for the nine month period ended March 31, 1997 due to a change in the Bank's estimated liability.

Other expense increased by $44,000 to $443,000 for nine the month period ended March 31, 1998 from $399,000 for the nine month period ended March 31, 1997. The principal components of this increase were attributable to employee education expense, printing supplies and expenses associated with automated teller machines.

Income taxes increased by $395,000 to $743,000 for the nine month period ended March 31, 1998 compared to $348,000 for the nine month period ended March 31, 1997 due to higher earnings.

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

          None

ITEM 5.   OTHER INFORMATION

          None

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

          a. Exhibits

             Exhibit 27.1 Financial Data Schedule
             Exhibit 27.2 Restated Financial Data Schedule

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



Dated:  May 12, 1998