Form 10KSB40
period 1998-06-30
HFB FINANCIAL CORP
filed 1998-10-13
CIK 892157

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549
                              --------------------
                                  FORM 10-KSB

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

For the fiscal year ended June 30, 1998


[_] TRANSITIONAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the transition period from ______________ to _______________

                          Commission File No. 0-20956
                                              -------

                           HFB FINANCIAL CORPORATION
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

           Tennessee                                    61-1228266
---------------------------------                   ------------------
  (State or other jurisdiction                       (I.R.S. employer
of incorporation or organization)                   identification no.)

1602 Cumberland Avenue, Middlesboro, Kentucky              40965
---------------------------------------------            ----------
  (Address of principal executive offices)               (Zip Code)


      Registrant's telephone number, including area code:  (606) 248-1095

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

Registrant's revenues for the fiscal year ended June 30, 1998:  $13,640,000

The registrant's voting stock is listed on the OTC Bulletin Board published by the National Association of Securities Dealers ("OTC Bulletin Board"). The aggregate market value of the voting stock held by nonaffiliates of the registrant, based on the $19.125 per share closing sales price of the registrant's common stock as quoted on the OTC Bulletin Board on September 30, 1998, was $16,815,388. For purposes of this calculation, it is assumed that directors and officers of the registrant are affiliates. As of September 30, 1998, the registrant had 1,089,648 shares of common stock outstanding, of which 210,412 were held by affiliates.

Transitional Small Business Disclosure Format   Yes        No  X
                                                    ---       ---


                      DOCUMENTS INCORPORATED BY REFERENCE

     1. Portions of Annual Report to Stockholders for the Fiscal Year Ended June 30, 1998. (Parts I and II)

     2. Portions of Proxy Statement for the 1998 Annual Meeting of Stockholders. (Part III)

                                     PART I


ITEM 1.  BUSINESS
-----------------

GENERAL

     THE COMPANY. HFB Financial Corporation (the "Company"), a Tennessee corporation, was organized by Home Federal Bank, Federal Savings Bank ("Home Federal" or the "Bank") to be a savings institution holding company. The Company was organized at the direction of the Bank in September 1992 to acquire all of the capital stock to be issued by the Bank upon the conversion of the Bank from mutual to stock form and the simultaneous offering and sale of 722,704 shares of common stock, par value $1.00 per share (the "Common Stock"), of the Company, which was completed on December 28, 1992 (the "Conversion"). The Company has no significant assets other than capital stock of the Bank, a portfolio of trading account equity securities and a loan to the Bank's employee stock ownership plan. Since the Conversion, the Company has repurchased 202,046 shares of its outstanding Common Stock at a cost of $2.0 million, and paid cash dividends of $2.0 million. The Company is a unitary savings and loan holding company subject to regulation by the Office of Thrift Supervision ("OTS"). The Company's principal business is the business of the Bank and its subsidiary. Therefore, substantially all of the discussion in this Form 10-KSB relates to the Bank and its operations. At June 30, 1998, the Corporation (on a consolidated basis with the Bank) had total assets of $176.4 million, deposits of $144.9 million, net loans receivable of $116.2 million and stockholders' equity of $18.0 million.

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

     The Bank has taken certain actions in order to address issues relating to the Year 2000, and the proper functioning of computer and data processing equipment. For more information, see "Item 6. -- Management's Discussion and Analysis of Financial Condition and Results of Operations."

MARKET AREA

     Home Federal's offices are located in Bell and Harlan Counties in southeastern Kentucky and Claiborne County in northeastern Tennessee. The Bell County office, which is located in Middlesboro, Kentucky, primarily serves a deposit market in within a twenty mile radius of Middlesboro and a lending market comprised of Hamblin and Campbell Counties in northeastern Tennessee, Bell, Harlan, Knox, Whitley and Laurel Counties in southeastern Kentucky and Lee County in southwestern Virginia. The Harlan County office serves a deposit market primarily consisting of Harlan County and the city of Harlan and the Claiborne County office, which is located in New Tazewell, Tennessee, serves a deposit and loan market in Claiborne, Grainger, Union and Knox Counties in northeastern Tennessee. Management has significantly increased its loan and deposit markets in northeastern Tennessee through its New Tazewell office, which opened in October 1995 and deposits in this branch totaled $26.4 million at June 30, 1998, while loans originated on Northeastern Tennessee properties during fiscal 1998 approximated $12.4 million.

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

PROPOSED REGULATORY AND LEGISLATIVE CHANGES

     On May 13, 1998, the U.S. House of Representatives by one vote passed H.R. 10 (the "Act"), the "Financial Services Competition Act of 1998," which calls for a sweeping modernization of the banking system that would permit affiliations between commercial banks, securities firms, insurance companies and, subject to certain limitations, other commercial enterprises. The stated purposes of the Act are to enhance consumer choice in the financial services marketplace, level the playing field among providers of financial services and increase competition.

     The Act removes the restrictions contained in the Glass-Steagall Act of 1933 and the Bank Holding Company Act of 1956, thereby allowing qualified financial holding companies to control banks, securities firms, insurance companies, and other financial firms. Conversely, securities firms, insurance companies and financial firms would be allowed to own or affiliate with a commercial bank. Under the new framework, the Federal Reserve would serve as an umbrella regulator to oversee the new financial holding company structure. Securities affiliates would be required to comply with all applicable federal securities laws, including registration and other requirements applicable to broker-dealers. The Act also provides that insurance affiliates be subject to applicable state insurance regulations and supervision. The Act preserves the thrift charter and all existing thrift powers, but restricts the activities of new unitary thrift holding companies.

     The Senate is now considering the legislation, but may further modify the Act. At this time, it is unknown whether the Act will be enacted, or if enacted, what form the final version of such legislation might take.

SPECIAL NOTE REGARDING FORWARD LOOKING STATEMENTS

     Certain matters discussed in this document are "forward looking statements," intended to qualify for the safe harbors from liability established by the Private Securities Legislation Reform Act of 1995. These forward looking statements can generally be identified as such because the context of the statement will include words such as the

Company "believes," "anticipates," "expects," "estimates," or words of similar import. Similarly, statements that describe the Company's future plans, objectives or goals are also forward looking statements. Such forward looking statements are subject to certain risks and uncertainties which are described in close proximity to such statements and which could cause actual results to differ materially from those anticipated as of the date of this report. Shareholders, potential investors, and other readers are cautioned not to place undue reliance on such forward-looking statements. The forward-looking statements included herein are only made as of the date of this report and the Company undertakes no obligation to publicly update such forward-looking statements to reflect subsequent events or circumstances.

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

     The Bank emphasizes the origination of adjustable-rate loans and short-term loans in order to increase the interest rate sensitivity of its loan portfolio. However, the Bank also continues to offer long-term, fixed-rate conventional mortgage loans (25 year terms or less), originated for its portfolio. For the fiscal year ended June 30, 1998, fixed-rate mortgages comprised 19.8% of total mortgage loans originated for the period (all of which had terms of 25 years or less), while adjustable rate and short term (5 years or less) balloon loans comprised 80.2% of total mortgage loans originated for the period.

ANALYSIS OF LOAN PORTFOLIO

     Set forth below is selected data relating to the composition of the Bank's loan portfolio at the dates indicated. As of June 30, 1998, the Bank had no concentrations of loans exceeding 10% of total loans other than as disclosed below.

                                                                  At June 30,
                                                      -----------------------------------
                                                             1998               1997
                                                      ---------------    ----------------
                                                       Amount      %      Amount      %
                                                      --------  -----    --------  ------
                                                             (Dollars in thousands)
Real estate loans:
  Single and multi-family mortgage loans............  $ 94,153   78.45%  $ 86,095   79.92%
  Commercial real estate loans......................    10,411    8.67     10,096    9.37
  Real estate construction loans....................     8,636    7.20      5,091    4.73
                                                      --------  ------   --------  ------
    Total real estate loans.........................   113,200   94.32    101,282   94.02
                                                      --------  ------   --------  ------

Consumer loans:
  Loans on deposits.................................     1,995    1.66      1,964    1.82
  Home improvement loans............................     1,176     .98      1,306    1.21
  Automobile loans..................................     1,685    1.40        959     .89
  Other (1).........................................     1,617    1.35      1,493    1.39
                                                      --------  ------   --------  ------
    Total consumer loans............................     6,473    5.39      5,722    5.31
                                                      --------  ------   --------  ------

Commercial loans....................................       353     .29        723     .67
                                                      --------  ------   --------  ------

Total gross loans...................................   120,026  100.00%   107,727  100.00%
                                                      --------  ======   --------  ======

Less:
  Undisbursed portion of
    mortgage loans..................................     2,757              2,019
  Allowances for loan losses........................       973                710
  Unamortized discount and deferred loan fees, net..       125                 14
                                                      --------           --------

Total...............................................  $116,171           $104,984
                                                      ========           ========

-------------------------

(1)  Includes home equity lines of credit.

     The following table sets forth certain information as of June 30, 1998 regarding the dollar amount of principal repayments becoming due during the periods indicated for loans. Demand loans, loans having no schedule of repayments and no stated maturity, and overdrafts are reported as due in one year or less. The table below does not include any estimate of prepayments which significantly shorten the average life of all mortgage loans and may cause the Bank's actual repayment experience to differ from that shown below.

                                  0-1 Year  1-5 Years   5-10 Years  Over 10 Years   Total
                                  --------  ---------   ----------  -------------  --------
                                                         (In thousands)
Real estate mortgage loans......    $3,659    $14,190     $24,454      $62,261     $104,564
Real estate construction loans..       548      2,746       4,904          438        8,636
Consumer loans (1)..............     3,446      2,661         291           75        6,473
Commercial loans................       205         49          99           --          353
                                    ------    -------     -------      -------     --------
 Total gross loans..............    $7,858    $19,646     $28,748      $62,774     $120,026
                                    ======    =======     =======      =======     ========

-------------------------

(1)  Includes second mortgages and home equity lines of credit.


     The following table sets forth as of June 30, 1998 the dollar amount of all the loans due after the year ending June 30, 1998 and distinguishes between those with fixed interest rates and those with adjustable interest rates.

                                  Predetermined    Floating or
                                      Rate       Adjustable Rates    Total
                                  -------------  ----------------  ---------
                                                  (In thousands)
Real estate mortgage loans......     $16,830         $84,078        $100,905
Real estate construction loans..          --           8,088           8,088
Consumer loans..................       1,457           1,567           3,027
Commercial loans................          99              49             148
                                     -------         -------        --------
 Total gross loans..............     $18,386         $93,782        $112,168
                                     =======         =======        ========


     One- to Four-Family Real Estate Lending. The primary emphasis of the Bank's lending activity is the origination of conventional loans secured by owner occupied, one- to four-family residential properties. The purchase price for properties securing loans originated by the Bank in the Bank's lending area has been between $30,000 and $305,000 and averaged $76,000 in fiscal year 1998. Management believes that price range includes the majority of the single family properties in the Bank's market area. At June 30, 1998, $94.1 million, or 78.5%, of the Bank's gross loan portfolio consisted of loans secured by single and multi-family residential real properties which were primarily owner-occupied, single-family residences located in the Bank's market area.

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

     The Bank's lending policies generally limit the maximum loan-to-value ratio on mortgage loans secured by owner-occupied properties to 81% and 95% of the lesser of the appraised value or purchase price. The maximum loan-to-value ratio on mortgage loans secured by non-owner-occupied properties and/or used for refinancing purposes is also

80%. The Bank does originate some 81%-95% loan-to-value ratio loans. Although the Bank does not require private mortgage insurance on these loans, it charges a higher effective interest rate on such loans to account for the additional risk which 81%-95% loan-to-value ratio loans carry.

     Home Federal began originating conventional adjustable-rate residential mortgage loans in the early 1980's and principally offers a variety of adjustable-rate mortgage loans with rate adjustments indexed either to the weekly average rate of U.S. Treasury securities adjusted to the relevant maturity for the adjustment term, or the National Median Cost of Funds. Home Federal originated $28.7 million in adjustable-rate one-to-four family mortgage loans during the year ended June 30, 1998, or 80.2%, of the mortgage loans originated during the year, and such loans amounted to $78.1 million, or 65.07%, of the Bank's gross loan portfolio at June 30, 1998.

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

     Home Federal also originates conventional fixed-rate mortgage loans on one-to-four family residential properties, all of which have a maximum term to maturity of 15 years. The Bank originates and holds its fixed-rate mortgage loans in its portfolio as long-term investments. Home Federal originated
$7.1 million in fixed-rate one- to-four family mortgage loans with a maximum maturity of 15 years during the year ended June 30, 1998, and such loans amounted to $16.1 million, or 13.4%, of the Bank's gross loan portfolio at June 30, 1998. Such loans amounted to 19.8% of all mortgage loans originated during fiscal 1998. All such loans were held as long-term investments, and none were held for sale.

     Home Federal engages in a limited, but increasing amount of construction lending, involving loans to qualified borrowers for construction of one- to-four family residential properties. These properties are primarily located in the Bank's market area. At June 30, 1998 the Bank's loan portfolio included
$8.6 million of loans secured by properties under construction, all of which were construction/permanent loans structured to become permanent loans upon the completion of construction and none of which were interim construction loans structured to be repaid in full upon completion of construction and receipt of permanent financing. All construction loans are secured by a first lien on the property under construction. Loan proceeds are disbursed in increments as construction progresses and as inspections warrant. Construction/permanent loans generally have adjustable interest rates and are underwritten in accordance with the same terms and requirements as the Bank's permanent mortgages, except the loans generally provide for disbursement in stages during a construction period of up to six months, during which period the borrower is required to make monthly payments of accrued interest on the outstanding loan balance. Interim construction loans generally have fixed interest rates, terms of up to six months and a maximum loan-to-value ratio of 80%. Borrowers must satisfy all credit requirements which would apply to the Bank's permanent mortgage loan financing for the subject property.

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

     Consumer Lending. Consumer lending is a small but important part of Home Federal's business. Consumer loans generally have shorter terms to maturity or repricing and higher interest rates than the long-term, adjustable-rate mortgage loans that constitute a substantial part of the Bank's loan portfolio. The Bank's consumer loans primarily consist of savings account loans, automobile loans, home equity loans and lines of credit, second mortgage loans and other consumer loans secured by mortgages on residences. The Bank also makes a limited amount of unsecured loans. At June 30, 1998, the Bank's consumer loans totaled $6.5 million, or 5.4%, of the Bank's gross loan portfolio.
Approximately $2.0 million of these loans are secured by savings accounts. Management expects to continue to aggressively promote consumer loans as part of its strategy to provide a wide range of personal financial services to its customers and as a means to enhance the interest rate sensitivity of the Bank's interest-earning assets and the spread between its average loan yield and its costs of funds.

     Home Federal makes automobile loans directly to the borrower. Direct automobile loans secured by new cars generally are limited to 90% of the purchase price and have terms of up to 60 months. Automobile loans secured by used cars generally are limited to their loan value as published by the National Automobile Dealers Association and terms of 24-60 months, depending on the age of the automobile. Collision insurance policies are required on all automobile loans. At June 30, 1998, the Bank had $1.4 million in automobile loans.

     Home Federal offers home equity lines of credit which are generally made on the security of residences on which the Bank has a first mortgage. Consumer mortgage loans generally do not exceed 80% of the appraised value of the residence (less the outstanding principal of the first mortgage). The draw period is limited to the first 10 years and the loans have monthly adjustable interest rates indexed to the One Year Treasury Index (the maximum interest rate is 18%). At June 30, 1998, the Bank had $1.4 million disbursed under home equity lines of credit and an additional $2.6 million of authorized but undrawn home equity lines of credit.

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

     Commercial Lending. As a federally chartered savings institution, the Bank is authorized to invest up to 10% of its assets in commercial loans not secured by real property. Home Federal has only a limited amount of commercial loans and does not actively pursue loans of this type. At June 30, 1998, the Bank had $353,000, or .29%, of its assets outstanding in commercial loans not secured by real property.

     Commercial and Multi-Family Real Estate Lending. Home Federal has historically engaged in a limited amount of commercial and multi-family real estate lending. These types of lending can involve substantial risk. The

Bank generally makes commercial and multi-family real estate loans available on properties in its market area, with terms of 20 years or less, loan-to-value ratios of 80% or less and adjustable rates of interest. In addition, the Bank, from time to time, purchases whole loans or participation interests in loans on commercial and multi-family real estate located in Kentucky and Eastern Tennessee. See "Participation Interests in Loans." Management does not actively seek commercial or multi-family real estate lending opportunities and applies conservative underwriting criteria to those applications which it does consider.

     Home Federal's largest commercial real estate loans at June 30, 1998 consisted of: (i) loans with an outstanding balance of $1.3 million secured by a hotel and restaurant development, (ii) a loan with an outstanding balance of $946,000 secured by properties in a resort development in Campbell County Tennessee, (iii) a loan with an outstanding balance of $878,000 secured by an apartment complex in Campbell County Tennessee, and (iv) a loan with an outstanding balance of $600,000 secured by a condominium development in Tazewell, Tennessee. All of these loans were being repaid on an amortized basis and the borrowers have performed as agreed with the exception of the first loan noted above. (See "Non-Performing Loans and Other Problem Asset" for additional information regarding this loan.)

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

     The Bank's self-imposed loan to one borrower limit is approximately
$2.4 million at June 30, 1998. Savings institutions generally are subject to the lending limits applicable to national banks. With certain limited exceptions, the maximum amount that a savings institution or a national bank may lend to any borrower (including certain related entities of the borrower) at one time may not exceed 15% of the unimpaired capital and surplus of the institution, plus an additional 10% of unimpaired capital and surplus for loans fully secured by readily marketable collateral. Savings institutions are additionally authorized to make loans to one borrower, for any purpose, in an amount not to exceed $500,000 or, by order of the Director of OTS, in an amount not to exceed the lesser of $30,000,000 or 30% of unimpaired capital and surplus to develop residential housing, provided: (i) the purchase price of each single-family dwelling in the development does not exceed $500,000; (ii) the savings institution is in compliance with its fully phased-in capital requirements;
(iii) the loans comply with applicable loan-to-value requirements, and; (iv) the aggregate amount of loans made under this authority does not exceed 15% of unimpaired capital and surplus.

     Participation Interests in Loans. Due to limited lending opportunities in the Bank's immediate market area, the Bank, from time to time, has purchased participation interests in loans on residential, commercial and multi-family real estate located in Kentucky and Eastern Tennessee. At June 30, 1998, participation interests in loans totaled $3.9 million, or 3.3%, of the Bank's gross loan portfolio. Of this amount $1.7 million were secured by residential properties and $2.2 million were secured by commercial or multi-family properties.

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

     Loan Solicitation and Processing. Loan originations are derived from a number of sources. Residential mortgage loan originations primarily come from walk-in customers and referrals by realtors, depositors and borrowers. The Bank's loan solicitation program includes two loan officers on the road in the Bank's market area. These officers have regular realtor and builder routes. Consumer and other loan originations emanate from many of the same sources as for residential real estate loan originations as well as from consumer goods dealers. Real estate loans are originated by Home Federal's staff of loan officers working in one of the Bank's offices. Loan applications are taken in each of the Bank's offices and then submitted to the Bank's main office for processing and approval. Applications for fixed-rate one-to-four family real estate loans are underwritten and closed based on the Bank's own loan guidelines.

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

     The Board of Directors of the Bank has the responsibility and authority for general supervision over the loan policies of the Bank. The Board has established written lending policies for the Bank and has delegated to its Loan Committee, which consists of the President, the Senior Lending Officer, and two designated Directors, the authority to approve all mortgage loans up to $500,000. With respect to consumer loans, The President, Senior Lending Officer and the Branch Manager of the New Tazewell and Harlan offices are authorized to approve unsecured loans up to $15,000 and other lending officers are authorized to approve unsecured loans from $5,000 to $10,000.

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

                                                For the Year Ended June 30,
                                               -----------------------------
                                                   1998             1997
                                               ------------     ------------
                                                       (In thousands)
Loans originated:
  Conventional real estate loans:
    Construction loans:
      1-4 family residences.................    $ 4,823           $ 3,411
      Non-residential.......................        366             1,202
    Permanent loans:
      Newly built 1-4 family................        189                --
      Previously occupied 1-4 family........     30,809            20,095
      Newly built 5 or more family..........         --                --
      Previously occupied 5 or more family..         --                --
      Non-residential.......................         --             2,118
      Land..................................      1,411             2,160
  Consumer loans............................      3,635             4,377
  Commercial loans..........................        562               571
                                                -------           -------
      Total.................................    $41,795           $33,934
                                                =======           =======
Loans purchased.............................    $    --           $   750
                                                =======           =======
Loans sold..................................    $    --           $ 1,500
                                                =======           =======


     During fiscal 1998, the Bank did not purchase any loans. During fiscal 1997, the Bank purchased a $750,000 loan secured by a multi-family complex in Murfreesboro, Tennessee. No loans were sold in fiscal 1998. Loans sold in fiscal 1997 include two commercial real estate loans of $750,000 each, secured by a hotel, restaurant and other properties.

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

     In addition to interest earned on loans, Home Federal receives fees for servicing loans for others. Loan servicing fees usually are charged as a percentage (generally 1/4%) of the balance of the loans being serviced. At June 30, 1998 the Bank was servicing $2.8 million of loans for others, and loan service fee income was considered immaterial for 1996, 1997 and 1998. In addition to loan servicing fees, the Bank receives fees in connection with loan commitments and originations, loan modifications, late payments, changes of property ownership and for miscellaneous services related to its loans. Income from these activities varies from period to period with the volume and type of loans originated, sold and purchased, which in turn is dependent on prevailing mortgage interest rates and their effect on the demand for loans in the markets served by the Bank.

     Asset Classification and Allowance for Loan Losses. Federal regulations require savings associations to review their assets on a regular basis and to classify them as "substandard," "doubtful" or "loss," if warranted. Assets classified as substandard or doubtful require the institution to establish general allowances for loan losses. If an asset or portion thereof is classified loss, the insured institution must either establish specified allowances for loan losses in the amount of 100% of the portion of the asset classified loss, or charge off such amount. An asset which does not currently warrant classification but which possesses weaknesses or deficiencies deserving close attention is required to be designated as "special mention." Currently, general loss allowances established to cover possible losses related to assets classified substandard or doubtful may be included in determining an institution's regulatory capital, while specific valuation allowances for loan losses do not qualify as regulatory capital. See "Regulation -- Regulatory Capital Requirements." The Bank has determined that at June 30, 1998 it had $1.3 million in assets classified as substandard, $574,000 in assets classified as doubtful and $7,000 in assets classified as loss. In addition, the Bank had
$132,000 in assets designated as special mention.   Depending on their future
performance, it is possible that these loans might be required to be classified in future periods. For additional information, see "Non-Performing Loans and Other Problem Assets."

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

     The Bank recorded a provision for loan loss of $274,000 in fiscal 1998 and $138,000 in fiscal 1997, primarily due to the dollar amount of commercial real estate loans in the Bank's loan portfolio. Management also reviews individual loans for which full collectibility may not be reasonably assured and considers, among other matters, the fair value of the underlying collateral. While the Bank believes it has established its existing allowances for loan losses in accordance with generally accepted accounting principles, there can be no assurance that changes in the Bank's loan portfolio or in economic conditions would not require the Bank to significantly increase its allowance for loan losses, thereby negatively effecting the Bank's financial condition and earnings.

     The following table sets forth an analysis of the Bank's allowance for loan losses for the periods indicated.


                                           Year Ended June 30,
                                           --------------------
                                             1998        1997
                                           -------     --------
                                          (Dollars in Thousands)


Balance at Beginning of Period...........  $ 710         $ 671
                                           -----         -----

Loan charged-offs:
  Real Estate:
    Residential..........................     --            --
    Commercial...........................     --           (99)
  Consumer...............................     11            (3)
  Commercial.............................     --            --
                                           -----         -----
Total charge-offs........................     11          (102)
                                           -----         -----

Recoveries:
  Real Estate:
    Residential..........................     --             3
    Commercial...........................     --            --
  Consumer...............................     --            --
  Commercial.............................     --            --
                                           -----         -----

Total Recoveries.........................     --             3
                                           -----         -----
Net loan recoveries (chargeoffs).........     --           (99)
                                           -----         -----
Provision for Loan Losses................    274           138
                                           -----         -----

Balance at end of period.................  $ 973         $ 710
                                           =====         =====

Ratio of allowance for losses to
  gross loans receivable.................    .83%          .67%
                                           =====         =====

Ratio of net loan chargeoffs to average
  loans outstanding during the period....    .01%          .10%
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


                                                        Year Ended June 30,
                              ------------------------------------------------------------------------
                                            1998                                   1997
                              ---------------------------------     ----------------------------------
                                         % of Loans                             % of Loans
                                          in Each       % of                     in Each        % of
                                          Category   Allowance                   Category     Allowance
                                          to Total    to Total                  to Total      to Total
                               Amount   Gross Loans     Loans        Amount    Gross Loans     Loans
                              --------  ------------  ---------     ---------  ------------  ----------
                                                    (Dollars in thousands)

Residential and commercial
  real estate loans.........    $970       94.31%       .81%          $707        94.02%        .69%
Consumer loans..............       3        5.39         --              3         5.31         .05
Commercial loans............      --         .30         --             --          .67          --
                                ----      ------                    ------      -------
   Total allowance for
     loan losses............    $973      100.00%                     $710       100.00%
                                ====      ======                    ======      =======


     Non-Performing Loans and Other Problem Assets. Management reviews the credit quality of the Bank's loans on a regular basis. After residential mortgage loans become past due more than 90 days, the Bank generally establishes an allowance for uncollectible interest for the amount by which the principal balance and uncollected interest exceeds 90% of the appraised value of the property. Commercial and multi-family real estate loans generally are placed on non-accrual status if the borrower is placed in bankruptcy proceedings, or management concludes that payment in full is not likely. The Bank has had a favorable loan loss history, and has not charged off any residential real estate loans during fiscal 1998 or 1997. During fiscal 1997, the Bank charged off $99,000 of a participation loan secured by a food store in Nicholasville, Kentucky. The property was sold at public auction as the result of an agreement between the borrowers and the participating lenders. In accordance with the agreement, the Bank has no further recourse to recover the deficiency. Consumer and commercial loans generally are charged off, or any expected loss is reserved for, after they become more than 90 days past due. The Bank accrues interest on delinquent loans past due more than 90 days without establishing a reserve when management concludes such action is warranted, such as in the event the loan is exceptionally well collateralized or the borrower establishes the temporary nature of the delinquency. Loans are charged off when management concludes that they are uncollectible. See also "Nature of Operations and Summary of Significant Accounting Policies" included in the Notes to Consolidated Financial Statements in the Annual Report filed as Exhibit 13 to this report.

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

                                                            At June 30,
                                                      -----------------------
                                                       1998            1997
                                                      -------        --------
                                                      (Dollars in thousands)

    Loans accounted for on a nonaccrual basis (1)..    $  --           $  --
                                                       -----           -----
    Accruing loans which are contractually
      past due 90 days or more: (1)
      Real estate..................................    $ 677           $ 365
      Consumer.....................................       40               3
      Commercial...................................       --              --
                                                       -----           -----
      Total of nonaccrual and 90 days
        or more past due loans.....................    $ 717           $ 368
                                                       -----           -----

    Real estate owned..............................       --              58
                                                       -----           -----
      Total nonperforming assets...................    $ 717           $ 426
                                                       =====           =====
    Nonaccrual and 90 days or more past due
      loans as a percentage of total loans, net....      .62%            .41%
                                                       =====           =====
    Nonaccrual and 90 days or more past due
      loans as a percentage of total assets........      .41%            .23%
                                                       =====           =====
    Nonperforming assets as a percentage
      total assets.................................      .41%            .27%
                                                       =====           =====

-------------------------

(1) Interest on delinquent loans is accrued to income to the extent considered collectible. Nonaccrual loans did not have a material effect on the Bank's interest income for the years ended June 30, 1998.


     As of June 30, 1998, Home Federal had a total of $556,000 in 11 single family loans classified as "substandard." The balances of these loans ranged from $5,000 to $262,000. The risk of loss in the remaining loans, in Management's opinion, at this time, is not significant. As of June 30, 1998, Home Federal had $11,000 in consumer loans classified and $121,000 in four single family residential loans classified as "special mention."

     In addition, the Bank had five commercial real estate loans to one borrower totaling $1.3 million, of which $699,000 had been classified as "substandard" and $572,000 had been classified as "doubtful." The largest property, a hotel-restaurant operation has suffered severe cash flow problems and the borrower is actively seeking alternative financing, which would payoff these loans. The borrower has informed Management that this new financing is scheduled to occur in mid October. The loans were, as of September 30, 1998, six months past due and foreclosure on the properties has been initiated. Management believes that these loans have been adequately classified and reserved for, but continues to monitor them as to their collectibility and as to any possible losses the Bank could incur, or additional reserves that may need to be established.

     As of June 30, 1998, Home Federal had no real estate owned.

     Finally, at June 30, 1998, the Bank had no other loans which were not classified as non-accrual, past due 90 days or more or restructured but where known information about possible credit problems of borrowers caused management to have serious doubts as to the ability of the borrowers to comply with present loan repayment terms and could result in future disclosure as non-accrual, 90 days past due or restructured.

INVESTMENT ACTIVITIES

     Home Federal is required under federal regulations to maintain a minimum amount of liquid assets, which can be invested in specified short-term securities, and is also permitted to make certain other investments. See "Regulation" and "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources" in the Annual Report. It has generally been Home Federal's policy to maintain a liquidity portfolio in excess of the amount required to satisfy regulatory requirements, and the Bank's liquidity ratio of 26.2% at June 30, 1998 exceeded the 4% regulatory liquidity requirement. Liquidity levels may be increased or decreased depending upon the yields on investment alternatives, management's judgment as to the attractiveness of the yields then available in relation to other opportunities, its expectations of the level of yield that will be available in the future and its projections as to the short-term demand for funds to be used in the Bank's loan origination and other activities.

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

     The Board of Directors of the Bank has authorized the existence of a trading account in an amount not to exceed 8% of total assets for the purpose of taking advantage of favorable short-term market conditions. The Bank's investment policy specifies that securities traded within this account must be U.S. Treasury or agency obligations. Securities in the trading account are marked to market on a monthly basis. During the year ended June 30, 1998, there was no trading activity. At June 30, 1998, there were no securities held in the Bank's trading account.

     The Board of Directors of the Company has authorized the existence of a trading account in an amount not to exceed $1.0 million for purpose of investing in common stocks of publicly traded thrifts which are considered to be undervalued. The Company had $835,000 invested in common stock of publicly held thrift institutions at June 30, 1998.

     The Bank, in accordance with generally accepted accounting principles, reports its investment securities, available for sale, at current market value, with unrealized gains or losses, net of tax effect, adjusted through equity and realized gains or losses in income when securities are sold. Investment securities, held to maturity, are reported at cost as adjusted for unaccreted discounts and unamortized premiums. For more information, see Note 2 of Notes to Consolidated Financial Statements.

     The following table sets forth the carrying value of the Bank's investment securities at the dates indicated.

                                                       At June 30,
                                                  --------------------
                                                    1998         1997
                                                  -------      -------
                                                      (In thousands)
Investment securities, available for sale:
  U.S. Treasury and Federal Agency obligations... $18,238      $17,533
                                                  -------      -------

Total investment securities, available for sale.. $18,238      $17,533
                                                  -------      -------

Investment securities, held to maturity:
  U.S. Treasury and Federal Agency obligations... $ 6,497      $ 9,515
                                                  -------      -------

Total investment securities, held to maturity.... $ 6,497      $ 9,515
                                                  -------      -------

Total investment securities, available for
  sale and held to maturity...................... $24,735      $27,048
                                                  =======      =======

     The following table sets forth the scheduled maturities, amortized cost, average yields, carrying values and market values for the Bank's investment securities, excluding FHLB of Cincinnati capital stock at June 30, 1998.

                                                              At June 30, 1998
                             -------------------------------------------------------------------------------------
                              One Year or Less       One to Five Years    Five to Ten Years    More than Ten Years
                             -------------------    ------------------   -------------------   -------------------
                             Amortized   Average    Amortized  Average   Amortized   Average   Amortized   Average
                               Cost       Yield       Cost      Yield      Cost       Yield      Cost       Yield
                             ---------   -------    ---------  -------   ---------   -------   ---------   -------
                                                           (Dollars in thousands)
Investment securities,
 available for sale:
  U.S. Treasury and Federal
   Agency obligations......     $278      6.30%     $10,479     6.42%   $  6,825      6.61%    $  500      6.99%
                             -------               ---------            --------               ------
    Total investment
     securities,
     available for sale....      278      6.30       10,479     6.42       6,825      6.61        500      6.99
                             -------               ---------            --------               ------
Investment securities,
 held to maturity:
  U.S. Treasury and Federal
   Agency obligations......       --        --        1,500     5.85       4,497      6.70        500      6.99
                             -------              ---------             --------               ------
    Total investment
     securities,
     held to maturity......       --        --        1,500     5.85       4,497      6.70        500      6.99
                             -------              ---------             --------               ------
    Total investment
     securities,
     available for sale and
     held to maturity......     $278      6.30%     $11,979     6.35%   $ 11,322      6.65%    $1,000      6.99%
                             =======              =========             ========               ======

                                           At June 30, 1998
                               --------------------------------------------
                                       Total Investment Portfolio
                               --------------------------------------------
                               Amortized    Carrying     Market     Average
                                 Cost        Value       Value      Yield
                               ----------  ---------    ---------  --------
                                        (Dollars in thousands)
Investment securities,
 available for sale:
  U.S. Treasury and Federal
   Agency obligations......     $  18,082  $  18,238   $  18,238     6.50%
                                ---------  ---------   ---------
    Total investment
     securities,
     available for sale....        18,082     18,238      18,238     6.50
                                ---------  ---------   ---------
Investment securities,
 held to maturity:
  U.S. Treasury and Federal
   Agency obligations......         6,497      6,497       6,533     6.53
                                ---------  ---------   ---------
    Total investment
     securities,
     held to maturity......         6,497      6,497       6,533     6.53
                                ---------  ---------   ---------
    Total investment
     securities,
     available for sale and
     held to maturity......     $  24,579  $  24,735   $  24,771     6.50%
                                =========  ==========  =========

---------------
(1) The average yield on the municipal has been computed on a tax equivalent basis using an effective tax rate of 34%.

MORTGAGE-BACKED SECURITIES ACTIVITIES

     In accordance with Home Federal's investment policy, management invests in mortgage-backed securities issued by the Federal Home Loan Mortgage Corporation ("FHLMC"), the Federal National Mortgage Association ("FNMA") and the Government National Mortgage Association ("GNMA").

     The Bank, in accordance with generally accepted accounting principles, reports its mortgage-backed securities, available for sale, at current market value, with unrealized gains or losses, net of tax effect, adjusted through equity and realized gains or losses in income when securities are sold. Mortgage-backed securities, held to maturity, are reported at cost as adjusted for unaccreted discounts and unamortized premiums. For more information, see
Note 2 of Notes to Consolidated Financial Statements.

     The following table sets forth the composition of the Bank's mortgage-backed securities portfolio at the dates indicated.


                                                                  At June 30,
                                                       -----------------------------------
                                                             1998               1997
                                                       -----------------  ----------------
                                                        Amount     %       Amount      %
                                                       -------  -------   -------  -------
                                                               (Dollars in thousands)
Mortgage-backed securities, available for sale:
 FHLMC...........................................      $ 1,375     6.05%  $   368     2.08%
 FNMA............................................        3,912    17.22     6,102    33.40
 GNMA............................................        3,380    14.88     1,110     6.07
                                                       -------   ------   -------   ------
Total mortgage-backed securities
 available for sale..............................        8,667    38.15   $ 7,580    41.48
                                                       -------   ------   -------   ------
Mortgage-backed securities, held to maturity:
 FHLMC...........................................          581     2.56   $   247     1.35
 FNMA............................................        9,957    43.83    10,442    57.15
 GNMA............................................        3,512    15.46         3      .02
                                                       -------   ------   -------   ------
Total mortgage-backed securities,
 held to maturity................................       14,050    61.85   $10,692    58.52%
                                                       -------   ------   -------   ------
Total mortgage-backed securities, available
 for sale and held to maturity...................      $22,717   100.00%  $18,272   100.00%
                                                       =======   ======   =======   ======

     The following table sets forth the scheduled maturities, amortized cost, weighted average yields, carrying values and market values for the Bank's mortgage-backed securities at June 30, 1998. Scheduled maturities will differ from contractual maturities due to repayments and because borrowers may have the right to call or prepay obligations with or without prepayment penalties. The following table does not take into consideration the effects of scheduled repayments or the effects of possible prepayments.


                                                                At June 30, 1998
                              -----------------------------------------------------------------------------------
                                One Year or Less    One to Five Years    Five to Ten Years    More than Ten Years
                              -------------------  -------------------  --------------------  -------------------
                              Amortized  Average   Amortized  Average   Amortized   Average   Amortized  Average
                                Cost      Yield      Cost      Yield      Cost       Yield      Cost      Yield
                              ---------  --------  ---------  --------  ---------   --------  ---------  --------
                                                            (Dollars in thousands)
Mortgage-backed securities,
 available-for-sale:
 FHLMC.....................  $      --       -- %    $  604     6.18%  $     294     6.01%    $   474     6.36%
 FNMA......................         --       --       2,452     6.03          --       --       1,430     6.67
 GNMA......................         --       --          --       --          --       --       3,369     6.73
                             ---------               ------            ---------              -------
  Total mortgage-backed
   securities,
    available-for-sale.....         --       --       3,066     6.06         294     6.01       5,273     6.68

Mortgage-backed securities,
 held to maturity:
 FHLMC.....................  $      --       -- %    $  425     5.90%  $      --       --%    $   156     6.58%
 FNMA......................         --       --       4,373     6.19       1,550     6.54       4,034     6.11
 GNMA......................         --       --           1      7.5          --       --       3,511     6.68
                             ---------               ------            ---------              -------
  Total mortgage-backed
   securities,
    held-to-maturity.......  $      --       -- %    $4,799     6.16%     $1,550     6.54%    $ 7,701     6.39%
                             ---------               ------            ---------              -------
  Total mortgage-backed
   securities,
    available-for-sale
     and held-to-maturity..  $      --       -- %    $7,865     6.12%     $1,844     6.46%    $12,974     6.51%
                             =========               ======            =========              =======



                                       At June 30, 1998
                                ------------------------------
                                       Total Mortgage-
                                  Backed Securities Portfolio
                                -------------------------------
                                Amortized    Market     Average
                                   Cost      Value      Yield
                                ---------    -------    -------
                                    (Dollars in thousands)
Mortgage-backed securities,
 available-for-sale:
 FHLMC.....................      $ 1,372    $ 1,375      6.21%
 FNMA......................        3,892      3,912      6.27
 GNMA......................        3,369      3,380      6.73
                                 -------    -------
  Total mortgage-backed
   securities,
    available-for-sale.....        8,633      8,667      6.44

Mortgage-backed securities,
 held to maturity:
 FHLMC.....................      $   581    $   577      6.08%
 FNMA......................        9,957      9,995      6.21
 GNMA......................        3,512      3,520      6.68
  Total mortgage-backed          -------    -------
   securities,
    held-to-maturity.......      $14,050    $14,092      6.34%
  Total mortgage-backed          -------    -------
   securities,
    available-for-sale
     and held-to-maturity..      $22,683    $22,759      6.37%
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

                                Balance at                         Balance at
                                 June 30,     % of      Increase    June 30,     % of
                                   1998     Deposits   (Decrease)     1997     Deposits
                                ----------  ---------  ----------  ----------  ---------
                                               (Dollars in thousands)

NOW checking accounts.......    $ 11,554      7.97%    $ 1,616     $  9,938      7.46%
Super NOW accounts..........         474       .33        (176)         650       .49
Passbook accounts...........       8,836      6.10        (607)       9,443      7.09
Money market plus accounts..         425       .29        (180)         605       .46
3-6 month certificates......      14,826     10.23       5,791        9,035      6.78
12 month certificates.......      29,510     20.37      11,418       18,092     13.58
18-48 months certificates...      70,296     48.53      (6,777)      77,073     57.86
60-96 month certificates....       8,960      6.18         593        8,367      6.28
                                --------    ------     -------     --------    ------
    Total...................    $144,881    100.00 %   $11,678     $133,203    100.00%
                                ========    ======     =======     ========    ======

     The following table sets forth the average balances and interest rates for the Bank's deposit accounts by type of deposit for the periods indicated.

                                       Year Ended June 30,
                             ---------------------------------------
                                    1998                1997
                             ------------------  -------------------
                             Average    Average    Average   Average
                             Balance      Rate     Balance    Rate
                             --------   -------  ---------  --------
                                     (Dollars in thousands)
NOW and money market
 deposit accounts..........  $ 11,823     2.18%   $ 11,666     2.14%
Passbook accounts..........     9,140     2.72       9,868     2.71
Certificates...............   116,570     5.32     110,440     5.33
                             --------             --------
  Total....................  $137,533     4.88    $131,974     4.85
                             ========             ========

     The following table sets forth the time deposits in the Bank classified by rates as of the dates indicated.

                                                             At June 30,
                                                        --------------------
                                                           1998       1997
                                                        ----------  --------
                                                           (In thousands)
          3.01 - 4.00%.................................  $  2,287  $  3,093
          4.01 - 5.00%.................................    22,315    38,099
          5.01 - 6.00%.................................    80,730    63,948
          6.01 - 7.00%.................................    18,053     6,962
          7.01 - 8.00%.................................       207       465
                                                         --------  --------
             Total.....................................  $123,592  $112,567
                                                         ========  ========

     The following table sets forth the amount and maturities of certificates at June 30, 1998.


                                                     Amount Due
                                   --------------------------------------------------
                                   One Year                         After
      Rate                         or Less   1-2 Years   2-3 Years  3 Years    Total
---------------                    --------  ---------   ---------  -------  --------
                                                    (In thousands)

3.01 - 4.00%....................... $ 2,279    $     6     $    2    $   --   $  2,287
4.01 - 5.00%.......................  21,234      1,059         --        22     22,315
5.01 - 6.00%.......................  45,647     31,834      1,294     1,955     80,730
6.01 - 7.00%.......................  13,495      1,546        287     2,725     18,053
7.01 - 8.00%.......................      14        180         --        13        207
                                    -------    -------     ------    ------   --------
    Total.......................... $82,669    $34,625     $1,583    $4,715   $123,592
                                    =======    =======     ======    ======   ========

     The following table indicates the amount of the Bank's certificates of deposit of $100,000 or more by time remaining until maturity as of June 30, 1998. Most of the Bank's deposits of over $100,000 come from individual depositors in the Bank's market area.

                                                         Certificates
              Maturity Period                             of Deposit
              ---------------                           -------------
                                                        (In thousands)

           Three months or less...........................  $ 7,854
           Three through six months.......................    6,657
           Six through twelve months......................   10,991
           Over twelve months.............................    9,679
                                                            -------
                Total.....................................  $35,181
                                                            =======

     Management attributes the net increase in deposits for the year ended
June 30, 1998 to general economic conditions and competition in the local market. The Bank does not offer premiums for deposits, and in the past has not offered interest rates on deposits which exceed the average rates paid by other financial institutions in its market area. Due to aggressive competition, the Bank has recently instituted promotions offering higher rates on deposits to maintain its market share. Management anticipates that this trend will continue over the next twelve months.

     BORROWINGS.   Savings deposits historically have been the primary source of funds for the Bank's lending and investment activities and for its general business activities. The Bank is authorized, however, to use advances from the FHLB of Cincinnati to supplement its supply of lendable funds and to meet deposit withdrawal requirements. In February 1991, the Bank borrowed $1,000,000 from the FHLB of Cincinnati. The advance, which bears interest at a fixed-rate of 8.05%, is payable in monthly installments of principal and interest totaling $9,585. The advance is for a term of 15 years, with the final payment due in January 2006. From time to time, the Bank uses short-term advances as a source of funding. In 1998 and 1997, the Company had available a 90-day revolving line of credit up to a maximum of $13,000,000 and $10,000,000, respectively. The line of credit bears interest at a daily variable rate which is set by the Federal Home Loan Bank. At June 30, 1998, the Company had drawn $6.5 million on the line of credit. The highest amount drawn against the line during fiscal 1998 was $8.5 million which occurred in September 1997. The weighted average balance outstanding during fiscal 1998 was $8.1 million at a weighted average rate of 5.08%. All of the advances are collateralized by FHLB stock and single family first mortgage loans with aggregate principal balances totaling 150% of the outstanding amount of advances.

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

SUBSIDIARY ACTIVITIES

     As a federally chartered savings bank, Home Federal is permitted to invest an amount equal to 2% of its assets in subsidiaries with an additional investment of 1% of assets where such investment serves primarily community, inner-city, and community development purposes. Under such limitations, as of June 30, 1998 Home Federal was authorized to invest up to approximately $3.5 million in the stock of or loans to subsidiaries including the additional 1% investment for community inner-city and community development purposes. Institutions meeting regulatory capital requirements, which Home Federal currently does, may invest up to 50% of their regulatory capital in conforming first mortgage loans to subsidiaries in which they own 10% or more of the capital stock.

     The Bank's only subsidiary is Home Service Corporation in which its investment was $1.8 million at June 30, 1998. Home Service Corporation's principal activity is that of ownership and rental of Home Federal's Main Office Building in Middlesboro, Kentucky and a branch office in New Tazewell, Tennessee. Home Service Corporation also owns and rents two other properties to unrelated parties. These properties are contiguous to Home Federal's main office and being held for future expansion.

     SAIF-insured savings institutions, such as the Bank, are required to give the Director of the OTS 30 days' prior notice before establishing or acquiring a new subsidiary, or commencing any new activity through an existing subsidiary. The Director of the OTS has authority to order termination of subsidiary activities determined to pose a risk to the safety or soundness of the institution. In addition, capital requirements require savings institutions to deduct the amount of their investments in and extensions of credit to subsidiaries engaged in activities not permissible to national banks from capital in determining regulatory capital compliance. The activities of Home Service Corporation are permissible for national banks. See "Regulation -- Regulatory Capital Requirements."

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

EMPLOYEES

     As of June 30, 1998, Home Federal and its subsidiary had 52 full-time employees, none of whom was represented by a collective bargaining agreement. Home Federal believes that it enjoys excellent relations with its personnel.

                                  REGULATION

REGULATION OF THE BANK

     GENERAL. As a savings association, Home Federal is subject to extensive regulation by the OTS. The lending activities and other investments of the Bank must comply with various federal regulatory requirements. The OTS will periodically examine the Bank for compliance with various regulatory requirements. The FDIC also has the authority to conduct examinations of SAIF members. The Bank must file reports with OTS describing its activities and financial condition. The Bank is also subject to certain reserve requirements promulgated by the Federal Reserve Board. This supervision and regulation is intended primarily for the protection of depositors. Certain of these regulatory require ments are referred to below or appear elsewhere herein.

     REGULATORY CAPITAL REQUIREMENTS. Under OTS regulations, savings institutions, to be "adequately" capitalized must maintain "tangible" capital equal to 1.5% of adjusted total assets, "core" capital equal to 4.0% of adjusted total assets and "total risk-based" capital (a combination of core and "supplementary" capital) equal to 8.0% of "risk-weighted" assets. In addition, OTS regulations impose certain restrictions on savings institutions that have a total risk-based capital ratio that is less than 8.0%, a ratio of Tier 1 capital to risk-weighted assets of less than 4.0% or a ratio of Tier 1 capital to adjusted total assets of less than 4.0% (or 3.0% if the institution is rated CAMEL 1 under the OTS examination rating system). For purposes of these regulations, Tier 1 capital has the same definitions as core capital. See "--Prompt Corrective Regulatory Action." Core capital is defined as common stockholders' equity (including retained earnings), noncumulative perpetual preferred stock and related surplus, minority interests in the equity accounts of fully consolidated subsidiaries, certain nonwithdrawable accounts and pledged deposits and "qualifying supervisory goodwill." Core capital is generally reduced by the amount of an institution's intangible assets for which no market exists. Limited exceptions to the deduction of intangible assets are provided for purchased mortgage servicing rights, purchased credit card relationships and qualifying supervisory goodwill held by an eligible institution.

     Tangible capital is given the same definition as core capital but does not include qualifying supervisory goodwill and is reduced by the amount of all the savings association's intangible assets with only a limited exception for purchased mortgage servicing rights and purchased credit card relationships. Both core and tangible capital are further reduced by an amount equal to savings association's debt and equity investments in subsidiaries engaged in activities not permissible to national banks other than subsidiaries engaged in activities undertaken as agent for customers or in mortgage banking activities and subsidiary depository institutions or their holding companies. As of June 30, 1998, the Bank had no investments in or extensions of credit to subsidiaries engaged in activities not permitted to national banks.

     "Adjusted total assets" are a savings association's total assets as determined under generally accepted accounting principles, adjusted for certain goodwill amounts and increased by a prorated portion of the assets of subsidiaries in which the savings association holds a minority interest and which are not engaged in activities for which the capital rules require the savings association to net its debt and equity investments in such subsidiaries against capital. Adjusted total assets are reduced by the amount of assets that have been deducted from capital, the portion of savings association's investments in subsidiaries that must be deducted from capital under the capital rules and, for purposes of the core capital requirement, qualifying supervisory goodwill.

     In determining compliance with the risk-based capital requirement, a savings association is allowed to use both core capital and supplementary capital provided the amount of supplementary capital used does not exceed the savings association's core capital. Supplementary capital is defined to include certain preferred stock issues, nonwithdrawable accounts and pledged deposits that do not qualify as core capital, certain approved subordinated debt, certain other capital instruments and a portion of the savings association's general loss allowances. Total core and supplementary capital are reduced by the amount of capital instruments held by other depository institutions pursuant to reciprocal arrangements, all equity investments and that portion of the institution's land loans and non-residential construction loans in excess of 80% loan-to-value ratio. As of June 30, 1998, the Bank had no high ratio land or non-residential construction loans and no equity investments for which OTS regulations require a deduction from total capital.

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

     At June 30, 1998 Home Federal exceeded its tangible, core and risk-based regulatory capital requirements. For more information, see "Selected Consolidated Financial and Other Data -- Regulatory Capital Ratios" in the Annual Report filed as Exhibit 13 to this report.

     The OTS' risk-based capital requirements require that requires savings institutions with more than a "normal" level of interest rate risk to maintain additional total capital. A savings institution's interest rate risk is measured in terms of the sensitivity of its "net portfolio value" to changes in interest rates. Net portfolio value is defined, generally, as the present value of expected cash inflows from existing assets and off-balance sheet contracts less the present value of expected cash outflows from existing liabilities. A savings institution is considered to have a "normal" level of interest rate risk exposure if the decline in its net portfolio value after an immediate 200 basis point increase or decrease in market interest rates (whichever results in the greater decline) is less than two percent of the current estimated economic value of its assets. A savings institution with a greater than normal interest rate risk is required to deduct from total capital, for purposes of calculating its risk-based capital requirement, an amount (the "interest rate risk component") equal to one-half the difference between the institution's measured interest rate risk and the normal level of interest rate risk, multiplied by the economic value of its total assets.

     The OTS calculates the sensitivity of a savings institution's net portfolio value based on data submitted by the institution in a schedule to its quarterly Thrift Financial Report and using the interest rate risk measurement model adopted by the OTS. The amount of the interest rate risk component, if any, to be deducted from a savings institution's total capital is based on the institution's Thrift Financial Report filed two quarters earlier. Institutions with less than $300 million in assets and a risk-based capital ratio above 12% are generally exempt from filing the interest rate risk schedule with their Thrift Financial Reports. However, the OTS requires any exempt institution that it determines may have a high level of interest rate risk exposure to file such schedule on a quarterly basis and may be subject to an additional capital requirement based upon its level of interest rate risk as compared to its peers. The Bank has determined that, on the basis of current financial data, it would not be deemed to have more than normal level of interest rate risk under the new rule and believes that it will not be required to increase its total capital as a result of the rule.

     In addition to requiring generally applicable capital standards for savings institutions, the Director of the OTS is authorized to establish the minimum level of capital for a savings institution at such amount or at such ratio of capital-to-assets as the Director determines to be necessary or appropriate for such institution in light of the particular circumstances of the institution. Such circumstances would include a high degree of exposure of interest rate risk, prepayment risk, credit risk and concentration of credit risk and certain risks arising from non-traditional activities. The Director of the OTS may treat the failure of any institution to maintain capital at or above such level as an unsafe or unsound practice and may issue a directive requiring any institution which fails to maintain capital at or above the minimum level required by the Director to submit and adhere to a plan for increasing capital. Such an order may be enforced in the same manner as an order issued by the FDIC.

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

     The OTS measures a savings institution's capital adequacy on the basis of its total risk-based capital ratio (the ratio of its total capital to risk-weighted assets), Tier 1 risk-based capital ratio (the ratio of its core capital to risk-weighted assets) and leverage ratio (the ratio of its core capital to
adjusted total assets).   A savings institution that is not subject to an order
or written directive to meet or maintain a specific capital level will be deemed "well-capitalized" if it also has: (i) a total risk-based capital ratio of 10% or greater; (ii) a Tier 1 risk-based capital ratio of 6.0% or greater; and
(iii) a leverage ratio of 5.0% or greater. An "adequately capitalized" savings institution is a savings institution that does not meet the definition of well-capitalized and has: (i) a total risk-based capital ratio of 8.0% or greater;
(ii) a Tier 1 capital risk-based ratio of 4.0% or greater; and (iii) a leverage ratio of 4.0% or greater (or 3.0% or greater if the savings institution has a composite 1 CAMELS rating). An "undercapitalized institution" is a savings institution that has (i) a total risk-based capital ratio less than 8.0%; or
(ii) a Tier 1 risk-based capital ratio of less than 4.0%; or (iii) a leverage ratio of less than 4.0% (or 3.0% if the institution has a composite 1 CAMELS rating). A "significantly undercapitalized" institution is defined as a savings institution that has: (i) a total risk-based capital ratio of less than 6.0%; or
(ii) a Tier 1 risk-based capital ratio of less than 3.0%; or (iii) a leverage ratio of less than 3.0%. A "critically undercapitalized" savings institution is defined as a savings institution that has a ratio of core capital to total assets of less than 2.0%. The OTS may reclassify a well capitalized savings institution as adequately capitalized and may require an adequately capitalized or undercapitalized institution to comply with the supervisory actions applicable to institutions in the next lower capital category if the OTS determines, after notice and an opportunity for a hearing, that the savings institution is in an unsafe or unsound condition or that the institution has received and not corrected a less-than-satisfactory rating for any CAMELS rating category. The Bank is classified as "well-capitalized" under these regulations.

     QUALIFIED THRIFT LENDER TEST. The Bank is currently subject to OTS regulations which use the concept of a qualified thrift lender ("QTL") to determine eligibility for FHLB advances and for certain other purposes. A savings institution that does not meet the QTL test must either convert to a bank charter or comply with the following restrictions on its operations:
the institution may not engage in any new activity or make any new investment,
(i) directly or indirectly, unless such activity or investment is permissible for a national bank; (ii) the branching powers of the institution shall be restricted to those of a national bank; (iii) the institution shall not be eligible to obtain any advances from its FHLB; and (iv) payment of dividends by the institution shall be subject to the rules regarding payment of dividends by a national bank. Upon the expiration of three years from the date the institution ceases to be a QTL, it must cease any activity and not retain any investment not permissible for a national bank and immediately repay any outstanding FHLB advances (subject to safety and soundness considerations).

     To qualify as a QTL, a savings institution must either qualify as a "domestic building and loan association" under the Internal Revenue Code or maintain at least 65% of its "portfolio" assets in Qualified Thrift Investments. Portfolio assets are defined as total assets less intangibles, property used by an institution in its business and liquidity investments in an amount not
exceeding 20% of assets.   All of the following may be included as Qualified
Thrift Investments: investments in residential mortgages, home equity loans, loans made for educational purposes, small business loans and credit card loans and shares of stock issued by the FHLB. Subject to a 20% of portfolio assets limit, savings institutions are also able to treat the following as Qualified Thrift Investments: (i) 50% of the dollar amount of residential mortgage loans subject to sale under certain conditions, (ii) investments, both debt and equity, in the capital stock or obligations of any other security issued by a service corporation or operating subsidiary, provided that such subsidiary derives at least 80% of its annual gross revenues from activities directly related to purchasing, financing, constructing or improving, repairing domestic residential housing or manufactured housing, (iii) 200% of their investments in loans to finance "starter homes" and loans for construction, development or improvement of housing and community service facilities or for financing small businesses in "credit-needy" areas, and (iv) loans for personal, family, household or educational purposes, provided that the dollar amount treated as Qualified Thrift Investments may not exceed 10% of the savings institution's portfolio assets.

     A savings institution shall be deemed a QTL as long as its percentage of Qualified Thrift Investments continues to equal or exceed 65% in at least nine out of each 12 months. An institution will cease to be a QTL if its percentage of Qualified Thrift Investments as measured by monthly averages over the immediately preceding 12-month period falls below 65% for four or more months. An institution that fails to maintain QTL status will be permitted to requalify once, and if it fails the QTL test a second time, it will become immediately subject to all penalties as if all time limits on such penalties had expired.

     At June 30, 1998, Home Federal had in excess of 87.18% of assets invested in Qualified Thrift Investments as currently defined, which were substantially in excess of the percentage required to qualify by the Bank as a QTL.

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

     Federal regulations impose additional limitations on the payment of dividends and other capital distributions (including stock repurchases and cash mergers) by the Bank. Under these regulations, a savings institution that, immediately prior to, and on a pro forma basis after giving effect to, a proposed capital distribution, has total capital (as defined by OTS regulation) that is equal to or greater than the amount of its fully phased-in capital requirements (a "Tier 1 Association") is generally permitted without OTS approval to make capital distributions during a calendar year in an amount equal to the greater of (i) 75% of net income for the previous four quarters, or
(ii) up to 100% of its net income to date during the calendar year plus an amount that would reduce by one-half the amount by which its total capital to assets ratio exceeded its fully phased-in capital requirement to assets ratio at the beginning of the calendar year. A savings association with total capital in excess of current minimum capital requirements, but not in excess of the fully phased-in requirements (a "Tier 2 Association"), is permitted to make capital distributions without OTS approval of up to 75% of its net income for the previous four quarters, less dividends already paid for such period depending on the savings association's level of risk-based capital. A savings association that fails to meet current minimum capital requirements (a "Tier 3 Association") is prohibited from making any capital distributions without the prior approval of the OTS. Tier 1 Associations that have been notified by the OTS that they are in need of more than normal supervision will be treated as either a Tier 2 or Tier 3 Association. At June 30, 1998, the Bank was a Tier 1 Association.

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

     Historically, institutions with SAIF-assessable deposits, like the Bank, were required to pay higher deposit insurance premiums than institutions with deposits insured by the Bank Insurance Fund ("BIF") also administered by the FDIC. In order to recapitalize the SAIF and rectify the premium disparity, the Deposit Insurance Funds Act of 1996 authorized the FDIC to impose a one-time special assessment on institutions with SAIF-assessable deposits, based on the amount determined by the FDIC to be necessary to increase the reserve levels of the SAIF to the designated reserve ratio of 1.25% of insured deposits. Institutions were assessed at the rate of 65.7 basis points based on the amount of their SAIF-assessable deposits as of March 31, 1995. As a result of the special assessment the Bank incurred a pre-tax expense of $706,000, during the fiscal 1997.

     The FDIC then adopted the current assessment schedule for SAIF deposit insurance pursuant to which the assessment rate for well-capitalized institutions with the highest supervisory ratings is zero and institutions in the lowest risk assessment classification are assessed at the rate of 0.31% of insured deposits. Until December 31, 1999, however, SAIF-insured institutions, will be required to pay assessments to the FDIC at the rate of 6.5 basis points to help fund interest payments on certain bonds issued by the Financing Corporation ("FICO"), an agency of the federal government established to finance takeovers of insolvent thrifts. During this period, BIF members will be assessed for these obligations at the rate of 1.3 basis points. After December 31, 1999, both BIF and SAIF members will be assessed at the same rate for FICO payments. Since the SAIF now meets its designated reserve ratio, SAIF members are permitted to convert to the status of members of the BIF and may merge with or transfer assets to a BIF member. However, substantial entrance and exit fees apply to conversions from SAIF to BIF insurance and such fees may make a SAIF to BIF conversion prohibitively expensive.

     The FDIC has adopted a regulation which provides that any insured depository institution with a ratio of Tier 1 capital to total assets of less than 2% will be deemed to be operating in an unsafe or unsound condition, which would constitute grounds for the initiation of termination of deposit insurance proceedings. The FDIC, however, would not initiate termination of insurance proceedings if the depository institution has entered into and is in compliance with a written agreement with its primary regulator, and the FDIC is a party to the agreement, to increase its Tier 1 capital to such level as the FDIC deems appropriate. Tier 1 capital is defined as the sum of common stockholders' equity, noncumulative perpetual preferred stock (including any related surplus) and minority interests in consolidated subsidiaries, minus all intangible assets other than mortgage servicing rights and qualifying supervisory goodwill eligible for inclusion in core capital under OTS regulations and minus identified losses and investments in certain securities subsidiaries. Insured depository institutions with Tier 1 capital equal to or greater than 2% of total assets may also be deemed to be operating in an unsafe or unsound condition notwithstanding such capital level. The regulation further provides that in considering applications that must be submitted to it by savings institutions, the FDIC will take into account whether the institution is meeting the Tier 1 capital requirement for state non-member banks of 4% of total assets for all but the most highly rated state non-member banks.

     TRANSACTIONS WITH AFFILIATES. Transactions between savings associations and any affiliate are governed by Sections 23A and 23B of the Federal Reserve Act. An affiliate of a savings association is any company or entity which controls, is controlled by or is under common control with the savings association. In a holding company context, the parent holding company of a savings association (such as the Company) and any companies which are controlled by such parent holding company are affiliates of the savings association. Generally, Sections 23A and 23B (i) limit the extent to which the savings institution or its subsidiaries may engage in "covered transactions" with any one affiliate to an amount equal to 10% of such institution's capital stock and surplus, and contain an aggregate limit on all such transactions with all affiliates to an amount equal to 20% of such capital stock and surplus, and
(ii) require that all such transactions be on terms substantially the same, or at least as favorable, to the institution or subsidiary as those provided to a nonaffiliate. The term "covered transaction" includes the making of loans, purchase of assets, issuance of a guarantee and similar other types of transactions. In addition to the restrictions imposed by Sections 23A and 23B, no savings association may (i) loan or otherwise extend credit to an affiliate, except for any affiliate which engages only in activities which are permissible for bank holding companies, or (ii) purchase or invest in any stocks, bonds, debentures, notes or similar obligations of any affiliate, except for affiliates which are subsidiaries of the savings association. Section 106 of the Bank Holding Company Act of 1956, as amended ("BHCA") which also applies to the Bank, prohibits the Bank from extending credit to or offering any other services, or fixing or varying the consideration for such extension of credit or service, on the condition that the customer obtain some additional service from the institution or certain of its affiliates or not obtain services of a competitor of the institution, subject to certain exceptions.

     Further, savings institutions are subject to the restrictions contained in
Section 22(h) and Section 22(g) of the Federal Reserve Act and the Federal Reserve Board's Regulation O thereunder on loans to executive officers, directors and principal stockholders. Under Section 22(h), loans to a director, executive officer and to a greater than 10% stockholder of a savings institution and certain affiliated interests of such persons, may not exceed, together with all other outstanding loans to such person and affiliated interests, the institution's loans-to-one-borrower limit (generally equal to 15% of the institution's unimpaired capital and surplus and an additional 10% of such capital and surplus for loans fully secured by certain readily marketable collateral). Section 22(h) also prohibits the making of loans above amounts prescribed by the appropriate federal banking agency, to directors, executive officers and greater than 10% stockholders of a savings institution, and their respective affiliates, unless such loan is approved in advance by a majority of the board of directors of the institution with any "interested" director not participating in the voting. Regulation O prescribes the loan amount (which includes all other outstanding loans to such person) as to which such prior board of director approval is required as being the greater of $25,000 or 5% of capital and surplus (up to $500,000). Further, Section 22(h) requires that loans to directors, executive officers and principal stockholders be made on terms substantially the same as offered in comparable transactions to other persons. Section 22(h) also generally prohibits a depository institution from paying the overdrafts of any of its executive officers or directors.

     Section 22(g) of the Federal Reserve Act and Regulation O requires that loans to executive officers of a depository institution requires that loans not be made on terms more favorable than those afforded to other borrowers, requires approval for such extensions of credit by the board of directors of the institution, and imposes reporting requirements for and additional restrictions
on the type, amount and terms of credits to such officers.   In addition,
Section 106 of the BHCA prohibits extensions of credit to executive officers, directors, and greater than 10% stockholders of a depository institution by any other institution which has a correspondent banking relationship with the institution, unless such extension of credit is on substantially the same terms as those prevailing at the time for comparable transactions with other persons and does not involve more than the normal risk of repayment or present other unfavorable features.

     LIQUIDITY REQUIREMENTS. The Bank is required to maintain average daily balances of liquid assets (cash, deposits maintained pursuant to Federal Reserve Board requirements, time and savings deposits in certain institutions, obligations of the United States and states and political subdivisions thereof, shares in mutual funds with certain restricted investment policies, highly rated corporate debt and mortgage loans and mortgage-related securities with less that one year to maturity or subject to pre-arranged sale within one year) equal to the monthly average of not less than a percentage (currently 4%) of its net withdrawable savings deposits plus short-term borrowings. Monetary penalties may be imposed for failure to meet liquidity requirements. The average daily liquidity ratio of the Bank for the month of June 1998 was 26.2.%.

     FEDERAL HOME LOAN BANK SYSTEM. The Bank is a member of the FHLB System, which consists of twelve district Federal Home Loan Banks subject to supervision and regulation by the Federal Housing Finance Board ("FHFB"). The Federal Home Loan Banks provide a central credit facility primarily for member institutions. As a member of the FHLB of Cincinnati, the Bank is required to acquire and hold shares of capital stock in the FHLB of Cincinnati in an amount at least equal to 1% of the aggregate unpaid principal of its home mortgage loans, home purchase contracts, and similar obligations at the beginning of each year, or 1/20 of its advances (borrowings) from the FHLB of Cincinnati, whichever is greater.
As of June 30, 1998, the Bank had an investment in FHLB Cincinnati stock of $1.3 million.

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

     FEDERAL RESERVE SYSTEM. Pursuant to regulations of the Federal Reserve Board, a thrift institution must maintain average daily reserves equal to various percentages of its accounts in a manner sufficient to satisfy its reserve requirements on reservable liabilities. No reserves are required to be maintained on the first $4.3 million of transaction accounts, reserves equal to 3% must be maintained on the next $49.3 million of transaction accounts, and a reserve of 10% must be maintained against all remaining transaction accounts. These reserve requirements are subject to adjust ment by the Federal Reserve Board. Because required reserves must be maintained in the form of vault cash or in a non-interest bearing account at a Federal Reserve Bank, the effect of the reserve requirement is to reduce the amount of the institution's interest-earning assets. As of June 30, 1998, the Bank met its reserve requirements.

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

REGULATION OF THE COMPANY

     GENERAL. The Company is a unitary savings and loan holding company within the meaning of the HOLA. As such, the Company is registered with the OTS and subject to OTS regulations, examinations, supervision and reporting requirements. The Company also is required to file certain reports with, and otherwise comply with the rules and regulations of, the Securities and Exchange Commission ("SEC") under the federal securities laws.

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

     If the Company were to acquire control of another savings association, other than through merger or other business combination with the Bank, the Company would thereupon become a multiple savings and loan holding company. Except where such acquisition is pursuant to the authority to approve emergency thrift acquisitions and where each subsidiary savings association meets the QTL Test, the activities of the Company and any of its subsidiaries (other than the Bank or other subsidiary savings institutions) would thereafter be subject to further restrictions. The Home Owners' Loan Act provides that, among other things, no multiple savings and loan holding company or subsidiary thereof which is not a savings association shall commence or continue for a limited period of time after becoming a multiple savings and loan holding company or subsidiary thereof, any business activity, upon prior notice to, and no objection by the OTS, other than (i) furnishing or performing management services for a subsidiary savings association, (ii) conducting an insurance agency or escrow business, (iii) holding, managing, or liquidating assets owned by or acquired from a subsidiary savings institution, (iv) holding or managing properties used or occupied by a subsidiary savings institution, (v) acting as trustee under deeds of trust, (vi) those activities authorized by regulation as of

March 5, 1987 to be engaged in by multiple holding companies, or (vii) those activities authorized by the Federal Reserve Board as permissible for bank holding companies, unless the Director of OTS by regulation prohibits or limits such activities for savings and loan holding companies. A multiple savings and loan holding company must obtain the approval of the OTS prior to engaging in the activities described in (vii) above.

     RESTRICTIONS ON ACQUISITIONS. Savings and loan holding companies are prohibited from acquiring, without prior approval of the Director of OTS,
(i) control of any other savings association or savings and loan holding company or substantially all the assets thereof, or (ii) more than 5% of the voting shares of a savings association or holding company thereof which is not a subsidiary. Under certain circumstances, a registered savings and loan holding company is permitted to acquire, with the approval of the Director of OTS, up to 15% of the voting shares of an under-capitalized savings association pursuant to a "qualified stock issuance" without that savings association being deemed controlled by the holding company. In order for the shares acquired to constitute a "qualified stock issuance," the shares must consist of previously unissued stock or treasury shares, the shares must be acquired for cash, the savings and loan holding company's other subsidiaries must have tangible capital of at least 6-1/2% of total assets, there must not be more than one common director or officer between the savings and loan holding company and the issuing savings association and transactions between the savings association and the savings and loan holding company and any of its affiliates must conform to Sections 23A and 23B of the Federal Reserve Act. Except with the prior approval of the Director of OTS, no director or officer of a savings and loan holding company or person owning or controlling by proxy or otherwise more than 25% of such company's stock, may also acquire control of any savings association, other than a subsidiary savings association, or of any other savings and loan holding company.

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

     OTS regulations permit federal savings associations to branch in any state or states of the United States and its territories. Except in supervisory cases or when interstate branching is otherwise permitted by state law or other statutory provision, a federal savings association may not establish an out-of-state branch unless (i) the federal association qualifies as a QTL or as a "domestic building and loan association" under (S)7701(a)(19) of the Internal Revenue Code and the total assets attributable to all branches of the association in the state would qualify such branches taken as a whole for treatment as a QTL or as a domestic building and loan association and (ii) such branch would not result in (a) formation of a prohibited multi-state multiple savings and loan holding company, or (b) a violation of certain statutory restrictions on branching by savings association subsidiaries of banking holding companies. Federal savings associations generally may not establish new branches unless the association meets or exceeds minimum regulatory capital requirements. The OTS will also consider the association's record of compliance with the Community Reinvestment Act of 1977 in connection with any branch application.

     Under the BHCA, bank holding companies are specifically authorized to acquire control of any savings institution. Pursuant to rules promulgated by the Federal Reserve Board, owning, controlling or operating an institution is a permissible activity for bank holding companies, if the savings institution engages only in deposit-taking activities and lending and other activities that are permissible for bank holding companies. A bank holding company that controls a savings institution may merge or consolidate the assets and liabilities of the savings institution with, or transfer assets and liabilities to, any subsidiary bank which is a member of the BIF with the approval of the appropriate federal banking agency and the Federal Reserve Board. The resulting bank will be required to continue to pay assessments to the SAIF at the rates prescribed for SAIF members on the deposits attributable to the merged savings institution plus an annual growth increment. In addition, the transaction must comply with the restrictions on interstate acquisitions of commercial banks under the BHCA.


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

     The legislation provides for a suspension of this recapture if the institution meets the "residential loan requirement." This requirement is met if the principal amount of residential loans that the institution originates during its first taxable year after December 31, 1995, exceeds the average of the principal amounts of residential loans made by the institution during the six most recent taxable years beginning before January 1, 1996. If the requirement is met, the recapture is suspended until a taxable year beginning December 31, 1997, or until the residential loan requirement is not met in a subsequent year. The Bank met this requirement for the taxable year ended June 30, 1998.

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

     The Bank is subject to a Kentucky ad valorem tax. Assessed at the beginning of each calendar year, this tax is 0.1% of the Bank's savings accounts, common stock, capital, and retained income with certain deductions for amounts borrowed by depositors and for securities guaranteed by the U.S. Government or certain of its agencies. For the fiscal year ended June 30, 1998, the amount of such expense was approximately $123,000 and is included in noninterest expense in the Consolidated Statements of Earnings.

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

ACCOUNTING PRONOUNCEMENTS

     The financial Accounting Standards Board ("FASB") has issued Statement
No. 130, Reporting Comprehensive Income, which establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements, Statement No. 131, Disclosures About Segments of an Enterprise and Related Information, which establishes standards for disclosing information about operating segments in interim and annual financial statements. Statement No. 132, Employers' Disclosures About Pensions and other Postretirement Benefits, which revises employers disclosures about pension and other postretirement benefit plans, and Statement NO. 133, Accounting for Derivative Instruments and Hedging Activities, which requires companies to record derivatives on the balance sheet at their face value. Statements Nos. 130, 131 and 132 will be effective for the Company beginning in fiscal 1999 and will not have any material impact on the Company's financial condition or results of operations. Statement No. 133 will be effective for the Company beginning in fiscal 2000 and is also not expected to have a material impact on the Company's financial condition or results of operations.

ITEM 2.  PROPERTIES
-------------------

     The following table sets forth the location and certain additional
information regarding the Bank's offices at June 30, 1998.   The Bank owns its
main office and New Tazewell Branch, and leases its Harlan Branch.

                                     Year    Square
                                    Opened   Footage    Net Book Value
                                    ------   -------    --------------
     MAIN OFFICE:
     1602 Cumberland Avenue (1)
     Middlesboro, Kentucky           1980     9,500      $1,027,414

     BRANCH OFFICES:
     Village Center (2)              1975     3,300         244,965
     Harlan, Kentucky

     600 Fifth Avenue (1)
     New Tazewell, Tennessee         1995     5,000         754,683

      Total                                              $2,027,062
                                                         ==========
-------------------------

(1) Owned by Home Service Corporation, the Bank's wholly-owned subsidiary, and leased to the Bank.
(2) In November 1990, the lease on this property was renegotiated for a seven-year term with three five-year options. The annual rent is $39,803. The Bank is liable to reimburse the lessor for its proportionate share of any increase in real estate taxes and insurance paid by lessor. The rent expense for years 1998 and 1997 was $39,803 and $39,803, respectively.


     DHI Computing, Inc. Provo, Utah, performs data processing and record keeping for Home Federal. The Bank's fixtures and equipment include a network of teller terminals, several computers, Frame Relay communications equipment, ATMs and a check processing machine.

     At June 30, 1998, the net book value of the Bank's premises, furniture, fixtures, equipment and land for future development was $2.2 million. It is Management's opinion that all of the Bank's properties are adequately covered by insurance. See "Premises and Equipment" included in the Notes to Consolidated Financial Statements in the Annual Report.

ITEM 3. LEGAL PROCEEDINGS.
-------------------------

     From time to time, the Bank is a party to various routine legal proceedings incident to its business, including loan foreclosure actions. There are currently no material legal proceedings to which the Company, the Bank or its subsidiary is a party or to which any of their property is subject.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
------------------------------------------------------------

     No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended June 30, 1998.

                                    PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
--------------------------------------------------------------------------
MATTERS
-------

     The information contained under the section captioned "Market Information" in the Bank's Annual Report to Stockholders for the Fiscal Year Ended June 30, 1998 (the "Annual Report") is incorporated herein by reference. For information regarding restrictions on the payment of dividends see Item 1. "Business -- Regulation -- Regulation of the Bank -- Dividend Limitations."

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

ITEM 7.  FINANCIAL STATEMENTS
-----------------------------

     The Consolidated Financial Statements and Related Notes contained in the Annual Report are incorporated herein by reference.

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


                                    PART III

ITEM 9.  DIRECTORS AND EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
-------------------------------------------------------------------------
COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT
-------------------------------------------------

     For information regarding delinquent filers and the disclosure required pursuant to Item 405 of Regulation S-KSB, reference is made to the section captioned "Section 16(a) Beneficial Ownership Reporting Compliance" in the Proxy Statement which information is incorporated herein by reference.

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

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
--------------------------------------------------------

     The information required by this item is incorporated herein by reference to the section captioned "Proposal I --Election of Directors" of the Proxy Statement.

ITEM 13.  EXHIBITS, LISTS AND REPORTS ON FORM 8-K.
-------------------------------------------------

     (A)  LIST OF DOCUMENTS FILED AS PART OF THIS REPORT
          ----------------------------------------------

              The following exhibits are either attached to or incorporated by reference in this Annual Report on Form 10-KSB.

              Description
              -----------

        3.1   Articles of Incorporation of HFB Financial Corporation *

        3.2   Bylaws of HFB Financial Corporation *

        4     Common Stock Certificate of HFB Financial Corporation *

       10.1   HFB Financial Corporation Stock Option Plan *

       10.2   Home Federal Bank, Federal Savings Bank Management *
              Recognition Plan

       10.3 Home Federal Bank, Federal Savings Bank Supplemental * Executive Retirement Plan

       10.4   Employment Agreement between the Bank and David B. Cook *

       10.5   Employment Agreement between the Bank and Stanley Alexander, Jr. *

       13     Annual Report to Stockholders for the Fiscal Year Ended June 30,
              1998

       21     Subsidiaries of the Registrant

       27     Financial Data Schedule

--------------------
* Incorporated by reference to the Corporation's Registration Statement on Form S-1 (33-52308) filed with the Securities and Exchange Commission on September 23, 1992.


     (B)  REPORTS ON FORM 8-K.   None.
     ------------------------

                                   SIGNATURES

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

     HFB FINANCIAL CORPORATION


October 9, 1998                      By: /s/ David B. Cook
                                         --------------------------------------
                                         David B. Cook
                                         President and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


/s/ David B. Cook                               October 9, 1998
----------------------------
David B. Cook
President and Chief Executive Officer
and Director
(Principal Executive Officer)


/s/ Stanley Alexander, Jr.                      October 9, 1998
----------------------------
Stanley Alexander, Jr.
Chief Financial Officer
(Principal Financial and Accounting Officer)


/s/ E. W. Nagle                                 October 9, 1998
----------------------------
E. W. Nagle
Director


/s/ Frank W. Lee                                October 9, 1998
----------------------------
Frank W. Lee
Secretary-Treasurer and Director


/s/ Frances Coffey Rasnic                       October 9, 1998
----------------------------
Frances Coffey Rasnic
Director


/s/ Charles Harris                              October 9, 1998
----------------------------
Charles Harris
Director


/s/ Earl Burchfield                             October 9, 1998
----------------------------
Earl Burchfield
Director


/s/ Robert V. Costanzo                          October 9, 1998
----------------------------
Robert V. Costanzo
Director

                               INDEX TO EXHIBITS



Exhibit No.     Description
-----------     -----------

     3.1        Articles of Incorporation of HFB Financial Corporation *

     3.2        Bylaws of HFB Financial *

     4          Common Stock Certificate of HFB Financial Corporation *

    10.1        HFB Financial Corporation Stock Option Plan *

    10.2        Home Federal Bank, Federal Savings Bank Management
                Recognition Plan *

    10.3 Home Federal Bank, Federal Savings Bank Supplemental Executive Retirement Plan *

    10.4        Employment Agreement between the Bank and David B. Cook *

    10.5        Employment Agreement between the Bank and Stanley
                Alexander, Jr. *

    13          Annual Report to Stockholders for the Fiscal Year Ended
                June 30, 1998

    21          Subsidiaries of the Registrant

    27          Financial Data Schedule

-------------------------
* Incorporated by reference to the Corporation's Registration Statement on Form S-1 (33-52308) filed with the Securities and Exchange Commission on September 23, 1992.