Form 10-Q
period 1998-09-30
HFB FINANCIAL CORP
filed 1998-11-16
CIK 892157

                     UNITED STATES

          SECURITIES AND EXCHANGE COMMISSION

                Washington, D.C.  20549

                       FORM 10-Q


[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended September 30, 1998

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


The number of shares of the registrant's $1 par value common stock outstanding at September 30, 1998 was 1,089,648.

               HFB FINANCIAL CORPORATION

                       I N D E X
                       ---------

                                                       PAGE NO.
                                                       -------
PART I - FINANCIAL INFORMATION

ITEM  1.  FINANCIAL STATEMENTS

          Consolidated Balance Sheet                        3

          Consolidated Statement of Income                  4

          Consolidated Statement of Stockholders' Equity    5

          Consolidated Statement of Cash Flows              6-7

          Notes to Consolidated Financial Statements        8-10

ITEM  2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS    10-14


PART II - OTHER INFORMATION                                15


SIGNATURES                                                 16

               HFB FINANCIAL CORPORATION AND SUBSIDIARY
                       CONSOLIDATED BALANCE SHEET
                               (Unaudited)

                                                SEPTEMBER 30,      JUNE 30,
                                                   1998             1998
                                                ------------    ------------
ASSETS
  Cash and cash equivalents                     $  5,689,624    $  6,947,148
  Trading securities                                 942,326         835,307
  Investment securities
    Available for sale                            26,423,289      26,904,517
    Held to maturity                              19,901,360      20,546,634
                                                ------------    ------------
       Total investment securities                46,324,649      47,451,151
  Loans                                          121,318,077     117,143,613
      Allowance for loan losses                   (1,037,813)       (972,859)
                                                ------------    ------------
       Net loans                                 120,280,264     116,170,754
  Premises and equipment                           2,248,430       2,220,548
  Real estate owned                                   65,617
  Federal Home Loan Bank stock                     1,255,900       1,255,900
  Interest receivable                              1,545,011       1,407,901
  Other assets                                       104,178         148,077
                                                ------------    ------------
       Total assets                             $178,455,999    $176,436,786
                                                ============    ============

LIABILITIES
  Deposits
    Interest bearing                            $144,717,719    $144,622,466
    Non-interest bearing                             744,590         258,952
                                                ------------    ------------
       Totals                                    145,462,309     144,881,418
  Short-term borrowings                            6,500,000       6,500,000
  Long-term debt                                   5,646,053       5,661,598
  Interest payable                                 1,287,318         580,621
  Other liabilities                                1,831,634         825,950
                                                ------------    ------------
       Total liabilities                         160,727,314     158,449,587
                                                ------------    ------------
STOCKHOLDERS' EQUITY
  Preferred stock, $1 par value
    Authorized and unissued
     -- 1,000,000 shares                                  --              --
  Common stock, $1 par value
    Issued and outstanding --
    1,291,694 shares                               1,291,694       1,291,694
  Additional paid-in capital                       6,195,948       6,195,948
  Less: Common stock acquired by ESOP                (12,427)        (41,545)
        Common stock acquired by Rabbi trusts
         for deferred compensation plans            (684,874)       (313,059)
  Treasury stock, at cost, 202,046 shares         (2,030,955)     (2,030,955)
  Retained earnings                               12,678,805      12,754,183
  Accumulated other comprehensive income,
    net unrealized gain on securities available
    for sale                                         290,494         130,933
                                                ------------    ------------
     Total stockholders' equity                   17,728,685      17,987,199
                                                ------------    ------------
     Total liabilities and stockholders' equity $178,455,999    $176,436,786
                                                ============    ============

See notes to consolidated financial statements.

             HFB FINANCIAL CORPORATION AND SUBSIDIARY
                 CONSOLIDATED STATEMENT OF INCOME
                            (Unaudited)

                                          THREE MONTHS ENDED
                                            SEPTEMBER 30,
                                         ----------------------
                                            1998        1997
                                         ----------  ----------
INTEREST INCOME
  Loans receivable                       $2,508,285  $2,394,912
  Investment securities                     770,909     711,540
  Other dividend income                      27,622      27,054
  Deposits with financial
   institutions                              19,621      35,852
                                         ----------  ----------
     Total interest income                3,326,437   3,169,358
                                         ----------  ----------
INTEREST EXPENSE
  Deposits                                1,830,751   1,604,149
  Short term borrowings                      94,925     108,242
  Long term debt                             84,137      14,313
                                         ----------  ----------
     Total interest expense               2,009,813   1,726,704
                                         ----------  ----------
NET INTEREST INCOME                       1,316,624   1,442,654
  Provision for loan losses                  68,299      67,955
                                         ----------  ----------
NET INTEREST INCOME AFTER PROVISION
 FOR LOAN LOSSES                          1,248,325   1,374,699
                                         ----------  ----------
OTHER INCOME
  Service charges for deposit accounts       93,306      99,518
  Other customer fees                        32,342      11,037
  Net gain (loss) on trading securities    (200,110)    167,823
  Net realized gain (loss) on sales of
   available for sale securities                  0       7,623
  Other income                                6,342       9,763
                                         ----------  ----------
     Total other income                     (68,120)    295,764
                                         ----------  ----------
OTHER EXPENSES
  Salaries and employee benefits            423,704     469,618
  Net occupancy expenses                     49,851      51,276
  Equipment expenses                         52,867      58,991
  Data processing fees                       67,386      61,833
  Deposit insurance expense                  21,654      21,104
  Legal and professional fees                52,146      37,558
  Advertising                                26,163      20,568
  State franchise and deposit taxes          31,725      31,369
  Other expenses                            187,878     141,167
                                         ----------  ----------
     Total other expenses                   913,374     893,484
                                         ----------  ----------

INCOME BEFORE INCOME TAX                    266,831     776,979
  Income tax expense                        102,487     326,529
                                         ----------  ----------

NET INCOME                               $  164,344  $  450,450
                                         ==========  ==========
BASIC EARNINGS PER SHARE                 $     0.15  $     0.42
                                         ==========  ==========
DILUTED EARNINGS PER SHARE               $     0.15  $     0.41
                                         ==========  ==========
WEIGHTED AVERAGE SHARES OUTSTANDING       1,089,648   1,083,626
                                         ==========  ==========

See notes to consolidated financial statements.

           HFB FINANCIAL CORPORATION AND SUBSIDIARY
    CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                  Three months ended September 30, 1998
                         (Unaudited)

                                             ADDITIONAL
                                  COMMON      PAID-IN      ESOP       RABBI
                                  STOCK       CAPITAL      DEBT*      TRUSTS
                                ----------  ----------  ----------  ----------
BALANCES, JUNE 30, 1998         $1,291,694  $6,195,948  $ (41,545)  $(313,059)

Net income

Other comprehensive income -
  net change in unrealized
  gain on securities available
  for sale

Dividends declared

Reduction of ESOP debt                                     29,118

Transitional fair value
  adjustment of rabbi
  trust shares                                                       (371,815)
                                ----------  ----------  ---------   ---------
BALANCES, SEPTEMBER 30, 1998    $1,291,694  $6,195,948  $ (12,427)  $(684,874)
                                ==========  ==========  =========   =========
                                                         ACCUMULATED
                                                            OTHER
                                                         COMPREHENSIVE
                                                            INCOME -
                                                         NET UNREALIZED
                                                            GAIN ON
                                                           SECURITIES      TOTAL
                                TREASURY      RETAINED     AVAILABLE    STOCKHOLDERS'
                                 STOCK        EARNINGS     FOR SALE        EQUITY
                               -----------   -----------   ----------    -----------
BALANCES, JUNE 30, 1998        $(2,030,955)  $12,754,183   $ 130,933     $17,987,199

Net income                                       164,344(1)                  164,344

Other comprehensive income -
  net change in unrealized
  gain on securities available
  for sale                                                   159,561 (1)     159,561

Dividends declared                              (239,722)                   (239,722)

Reduction of ESOP debt                                                        29,118

Transitional fair value
 adjustment of rabbi
 trust shares                                                               (371,815)
                               -----------   -----------   ----------    -----------
BALANCES, SEPTEMBER 30, 1998   $(2,030,955)  $12,678,805   $  290,494    $17,728,685
                               ===========   ===========   ==========    ===========

__________
(1) Components of comprehensive income (total comprehensive income $323,905).
*     Employees Stock Ownership Plan (ESOP)

See notes to consolidated financial statements.

            HFB FINANCIAL CORPORATION AND SUBSIDIARY
              CONSOLIDATED STATEMENT OF CASH FLOWS
                          (Unaudited)

                                                      THREE MONTHS ENDED
                                                         SEPTEMBER 30,
                                                    -------------------------
                                                       1998           1997
                                                    ----------     ----------
OPERATING ACTIVITIES
  Net income (loss)                                $   164,344     $  450,450
  Adjustments to reconcile net income to net
   cash provided by operating activities
   Provision for loan losses                            68,299         67,955
   Depreciation and amortization
     Property and equipment                             52,800         61,016
     Cost of ESOP and MRP                               29,118         36,238
     Investment securities                              (2,098)         2,282
   FHLB stock dividend                                                (21,300)
   Deferred income tax                                                  7,000
   Net change in
     Trading account securities                       (107,019)      (302,183)
     Interest receivable                              (137,110)      (232,403)
     Interest payable                                  706,697        598,063
     Other assets                                       43,899            573
     Other liabilities                                 543,177        406,630
                                                   -----------     ----------
   Net cash provided by operating
    activities                                       1,362,107      1,074,321
                                                   -----------     ----------
INVESTING ACTIVITIES
  Purchases of securities available for sale        (1,506,953)    (1,702,778)
  Purchases of securities held to maturity            (505,144)
  Proceeds from maturities of securities
   available for sale                                1,713,380        834,903
  Proceeds from sales of securities available
   for sale                                            520,648      1,284,398
  Proceeds from maturities of securities
   held to maturity                                  1,156,924      1,618,013
  Net change in loans                               (4,243,426)    (3,405,470)
  Purchases of premises and equipment                  (80,683)
                                                   -----------    -----------
    Net cash used by investing activities           (2,945,254)    (1,370,934)
                                                   -----------     ----------

                        (continued)

            HFB FINANCIAL CORPORATION AND SUBSIDIARY
         CONSOLIDATED STATEMENTS OF CASH FLOWS--CONTINUED
                          (Unaudited)

                                                       THREE MONTHS ENDED
                                                          SEPTEMBER 30,
                                                    -------------------------
                                                       1998           1997
                                                    ----------     ----------
FINANCING ACTIVITIES
  Net change in
    Non interest-bearing, interest-bearing
     and savings deposits                          $    75,858     $  (83,354)
    Certificates of deposit                            505,033       (913,637)
    Short term borrowings                                           1,000,000
  Repayment of long-term debt                          (15,545)       (14,347)
  Cash dividends                                      (239,723)      (227,562)
  Common stock acquired by Rabbi trusts                               (11,151)
                                                   -----------     ----------
     Net cash used by financing activities             325,623       (250,051)
                                                   -----------     ----------

NET CHANGE IN CASH AND CASH EQUIVALENTS             (1,257,524)      (546,664)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD       6,947,148      3,794,637
                                                   -----------     ----------

CASH AND CASH EQUIVALENTS, END OF PERIOD           $ 5,689,624     $3,247,973
                                                   ===========     ==========

ADDITIONAL CASH FLOWS INFORMATION
  Interest paid                                    $ 1,066,203     $1,128,642
  Income tax paid                                       21,000        146,314



See notes to consolidated financial statements.

               HFB FINANCIAL CORPORATION

Notes to Consolidated Financial Statements (Unaudited)

1.   BASIS OF PRESENTATION:

     The unaudited consolidated financial information for
     the three month periods ended September 30, 1998  and
     1997 includes the results of operations of HFB
     Financial Corporation (the "Corporation") and its
     wholly owned subsidiary Home Federal Bank, Federal
     Savings Bank ("Home Federal" or the "Bank").   The
     accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial statements and with the instructions to Form 10-Q. It is suggested that these statements and notes be read in conjunction with the financial statements and notes thereto included in the Bank's annual report for the year ended June 30, 1998 on Form 10-K filed with the Securities and Exchange Commission.

     In the opinion of management, the financial information reflects all adjustments (consisting only of normal recurring adjustments) which are necessary for a fair presentation of the results of operations for such periods but should not be considered as indicative of results for a full year.

2.   ACCOUNTING PRONOUNCEMENTS

     The Financial Accounting Standards Board has issued
     Statement No. 130, "Reporting Comprehensive Income," which establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements,
     Statement No. 131, "Disclosures about Segments of an
     Enterprise and Related Information," which establishes standards for disclosing information about operating segments in interim and annual financial statements, Statement No. 132, "Employers Disclosures About
     Pensions and Other Postretirement Benefits", which revises employers disclosures about pension and other postretirement plans, and Statement No. 133, "Accounting for Derivative Instruments and Hedging activities", which requires companies to record derivatives on the balance sheet at their fair value.

     Statement No. 130 was effective for the Company for the quarter ended September 30, 1998. Statements No.
     131 and 132 were also effective for the Company beginning in fiscal 1999 but did not have any material impact on the Company's financial position or results of operations. Statement No. 133 will be effective for the Company beginning in fiscal 2000 and is also not expected to have a material impact on the Company's financial position or results of operations.

3.   DEFERRED COMPENSATION ARRANGEMENTS "RABBI TRUSTS"

     Effective September 30, 1998, the Company implemented
     Emerging Issues Tasks Forces "EITF" 97-14 Accounting for Deferred Compensation Agreements Where Amounts
     Earned Are Held in a Rabbi Trust and Invested".  This
     EITF requires that deferred compensation obligation arrangements where amounts earned by an employee are invested in the stock of the employer and placed in a "rabbi trust" be recorded as a liability at the fair value of the Company shares held rather than at original acquisition cost as has previously been the case. The EITF allowed for a transition adjustment of the excess of the September 30, 1998 fair value over the original cost of Company shares owned to be recorded, net of tax, as a onetime adjustment. This excess of fair value over cost amounted to $562,400
     ($371,815 net of tax) at September 30. All future increases/decreases in the deferred compensation liability will be recognized in income.

3.   EARNINGS PER SHARE

      Earnings per share were computed as follows:

                                                         Weighted
                                                         Average     Per Share
                                              Income     Shares       Amount
Three Months Ended September 30, 1998        -------------------------------
  Net Income                                 $  164
                                             ------
  Basic Earnings Per Share                                           $    .15
   Income available to common stockholders      164     1,089,648
  Effect of Diluted Securities
    Stock options                                          27,194
                                             --------------------
  Diluted Earnings Per Share
    Income available to common stockholders
          and assumed conversions            $  164     1,115,842    $    .15
                                             ================================
Three Months  Ended September 30, 1997
  Net Income                                 $  450
                                             ------
  Basic Earnings Per Share                                           $    .42
   Income available to common stockholders      450     1,083,626
  Effect of Diluted Securities
    Stock options                                          27,626
                                             --------------------
  Diluted Earnings Per Share
    Income available to common stockholders
          and assumed conversions            $  450     1,111,282    $    .41
                                             ================================

5.   NONPERFORMING LOANS AND PROBLEM ASSETS

     The following sets forth the activity in the Bank's allowance for loan losses for the three months ended
     September 30, 1998 and 1997:

                                                 (Dollars in thousands)
                                                  1998            1997
                                                  ----            ---
     Balance at July 1                           $  973           $710
     Charge offs                                      3
     Provision for loan losses                       68             68
                                                 ------           ----
     Balance September 30                        $1,038           $778

     Ratio of net charge offs during the
       period to average loans outstanding
       during the period                            .00%           .00%
                                                 ======           ====

Information on impaired loans is summarized below

     AT SEPTEMBER 30                               1998
                                                   ----

     Impaired loans with an allowance              $1,271

     Allowance for impaired loans (included in
        the Company's (allowance for loan losses)  $  356

     THREE MONTHS ENDED SEPTEMBER 30                 1998
                                                     ----
     Average balance of impaired loans              $1,271

     Interest income recognized on impaired loans        3

     Cash-basis interest received                        0

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

The operations of Home Federal, and savings institutions generally, are significantly influenced by general economic conditions and the monetary and fiscal policies of government regulatory agencies. Deposit flows and costs of funds are influenced by interest rates on competing investments and prevailing market rates of interest. Lending activities are affected by the demand for financing real estate and other types of loans, which in turn are influenced by the interest rates at which such financing may be offered and other factors related to loan demand and the availability of funds. Just as the Bank's operations are influenced by regulatory authorities, so are its liquidity levels and capital resources. As of September 30, 1998 , management is not aware of any current recommendations by the regulatory authorities, which if implemented, would have a material effect on the Bank's operations, liquidity or resources.

FINANCIAL CONDITION

The Corporation's assets increased by 1.14% to $178.5 million at September 30, 1998 compared to $176.4 million at June 30, 1998. The majority of this increase is reflected in increases in loans and interest receivable offset by decreases in cash and due from banks and investment securities.

Cash and cash equilavents decreased by $1.2 million to $5.7 million at September 30, 1998 from $6.9 million at June 30, 1998. This increase was primarily the result of funding increased loan volume during the three month period ended September 30, 1998.

The Company maintains a portfolio of trading account securities which is comprised of common stock of other financial institutions. The portfolio was $942,000 at September 30, 1998 compared to $835,000 at June 30, 1998. Most of this increase was attributable to increased investment activity in the portfolio.

The loan portfolio increased by $4.2 million to $121.3 million at September 30, 1998 from $117.1 million at June 30, 1998 due to lower interest rates and a strong loan demand. In the current interest rate environment, a substantial portion of loans originated were adjustable-rate residential mortgages. During the three months ended September 30, 1998, the Bank originated $10.3 million in mortgages.

At September 30, 1998, the allowance for loan losses was $1.038 million or .86% of loans receivable compared to $973,000 or .83% of loans receivable at June 30, 1998. During the three months ended September 30, 1998, the provision for loan losses was $68,000. Total nonperforming assets were $2.5 million or 2.03% of total loans, net at September 30, 1998 as compared to $717,000 or .62% of total loans, net at June 30, 1998. Most of the increase in nonperforming loans was due to several problem real estate loans to one borrower totaling $1.3 million, which became over 90 days past due during the quarter ended September 30, 1998. The properties securing these loans are not generating sufficient cash flow to fund debt service payments and the borrower was 179 days in arrears on the loans at September 30, 1998. Foreclosure proceedings have been initiated and should be finalized in the near future. Management has continually evaluated the collectability of these loans and feels that any potential loss on these loans has been adequately reserved for.

The Bank augments its lending activities and increases its asset yields by investing in mortgage-backed securities "MBSs" and U.S. Government securities. During the three months ended September 30, 1998, management purchased $2.0 million in investment securities and MBSs. These purchases were primarily funded by proceeds from called and maturing investment securities, principal collected on MBSs and investments, and the sale of investment securities. At September 30, 1998, the Bank held $26.4 million in investment securities, available for sale with a net unrealized gain of $290,000 and $19.9 million in investment securities held to maturity.

Total deposits increased by $581,000 million to $145.5 million at September 30, 1998 from $144.9 million at June 30, 1998. During the three months ended September 30, 1998, certificates of deposit increased $505,000 and NOW accounts and savings deposits increased $76,000. Deposit growth was slow during the three months ended September 30, 1998 primarily due to premium rates offered by a competing institution during the period.

The Bank's regulatory liquidity ratio was 29.8% at September 30, 1998 as compared to 26.2% at June 30, 1998. At September 30, 1998 the Bank met all the fully phased-in regulatory capital requirements under FIRREA. Tangible, core and risk-based capital ratios were 9.2%, 9.2% and 20.6% respectively at September 30, 1998 as compared to 9.1%, 9.1% and 22.5% at June 30, 1998.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30,
1998 AND 1997

Net income decreased by $286,000 to $164,000 for the three month period ended September 30, 1998 from $450,000 for the three month period ended September 30, 1997 . The primary reasons for the decrease were a $126,000 decrease in net interest income offset by a decrease of $364,000 in noninterest income, a $20,000 increase in noninterest expense and a $224,000 decrease in income tax expense.

Net interest income decreased by $126,000 for the three month period ended September 30, 1998 as compared to the three month period ended September 30, 1997. Interest expense increased during the quarter, primarily as the result of a higher interest cost on deposits.

Interest on loans increased by $113,000 to $2.508 million for the three month period ended September 30, 1998 as compared to $2.395 million for the three month period ended September 30, 1997. This increase is mainly attributable to a higher weighted average balance of loans receivable outstanding.

Interest on investment securities increased by $59,000 to $771,000 for the three month period ended September 30, 1998 from $712,000 for the three month period ended September 30, 1997. This increase is primarily the result of higher weighted average balances during the period.

Interest on deposits with other financial institutions decreased by $16,000 to $20,000 for the three month period ended September 30, 1998 from $36,000 for the three month period ended September 30, 1997 primarily due to a lower level of interest-bearing cash balances.

Interest on deposits increased by $227,000 to $1.831 million for the three month period ended September 30, 1998 from $1.604 million for the three month period ended September 30, 1997 as a result of higher volume and a change in the overall deposit mix. Lower rate savings accounts declined, while more costly certificates of deposit increased.

Interest on short term borrowings and long term debt increased by $57,000 to $179,000 for the three month period ended
September 30, 1998 from $122,000 for the three month period ended September 30, 1997 due to higher levels of borrowing.

The provision for loan losses was $68,000 for the three month periods ended September 30, 1998 and 1997. The provision was the result of Management's evaluation of the adequacy of the allowance for loan losses including consideration of recoveries of loans previously charged off, the perceived risk exposure among loan types, actual loss experience, delinquency rates, and current economic conditions. The Bank's allowance for loan losses as a percent of total loans at September 30, 1998 was
 .86%.

The Banks non-interest income decreased by $364,000 to ($68,000) for the three month period ended September 30, 1998 as compared to $296,000 for the same period in 1997. The decrease was attributable to a net decrease in realized and unrealized gains (losses) on trading account securities and realized gains on available for sale securities of $375,000 and an increase of $13,000 in other customer fees and other income. Losses on trading account securities during the three months ended September 30, 1998 totaled $200,000 and were primarily the result of a reduction in the market value of securities included in the trading account portfolio. The trading account portfolio is comprised of common stocks of other financial institutions which were adversely affected by the recent decline in the equities market.

Non-interest expense increased by $20,000 to $913,000 for the three month period ended September 30, 1998 as compared to $893,000 for the same period in 1997. Compensation and benefits decreased by $46,000 to $424,000 for the three month period ended September 30, 1998 as compared to $470,000 for the same period in 1997. This decrease is primarily attributable to a general decrease in salaries and wages.

Occupancy expense decreased by $1,000 to $50,000 for the three month period ended September 30, 1998 compared to $51,000 for the same period in 1997 and equipment expense decreased by $6,000 to $53,000 for the three month period ended September 30, 1998 from $59,000 for the three month period ended September 30, 1997. These decreases were primarily due to lower depreciation expense.

Data processing fees increased by $5,000 to $67,000 for the three month period ended September 30, 1998 from $62,000 for the three month period ended September 30, 1997 primarily due to an increased level of data processing services.

Legal and professional fees increased by $15,000 for the three month period ended September 30, 1998 primarily due to higher consulting fees.

Advertising expense increased by $5,000 to $26,000 for the quarter ended September 30, 1998 compared to $21,000 for the quarter ended September 30, 1997 primarily due to a new advertising campaign.

Other expenses increased by $47,000 to $188,000 for the three month period ended September 30, 1998 from $141,000 for the three month period ended September 30, 1997 as the result of a $25,000 loss resulting from employee theft. The remaining increases were comprised of various other expense categories.

Income tax expense decreased by $225,000 to $102,000 for the three month period ended September 30, 1998 compared to $327,000 for the three months ended September 30, 1997 due to decreased earnings.

YEAR 2000

The Company has completed an assessment of its computer systems, including its information and non-information systems, and identified those systems that it believes could be affected by the Year 2000 issue. It has also developed an implementation plan to address the issue and is in the process of testing its internal mission critical hardware and software systems to determine if they are Year 2000 compliant. While the Company has exposure to several risks related to Year 2000, the primary risk to the Company of not complying with Year 2000 is the potential inability to correctly process and record customer loan and deposit transactions.

The Company believes that it has met the majority of the requirements that have been established for the banking industry by the Federal Financial Institution Examination Council "FFIEC". These standards require that a series of procedures be performed by financial institutions within established time frames to reduce the risk of noncompliance with the Year 2000 issue. While the Company believes that it will meet all of the FFIEC requirements and that its mission critical systems will be in compliance with Year 2000, it can give no assurance that this will occur.

The Company is currently developing a business resumption contingency plan that would take effect if its internal systems, or the systems of those material vendors on which it is reliant, would not be compliant with Year 2000 requirements.

The Company outsources a significant portion of its data processing to an outside provider. A worst case scenario for the Company would likely involve non-compliance with Year 2000 by its primary data processor in such a manner that would leave the Company in a position where it could not correctly process and record customer loan and deposit transactions. While the Company plans to test its data processing system for compliance with Year 2000, it cannot guarantee that the systems of this and other companies on which the Company's systems rely will be timely converted and not have a material effect on the Company.

The Company has, through September 30, 1998, incurred certain costs related to Year 2000. A portion of these costs were incurred in connection with the recent conversion of the Company's primary data processing system. Costs incurred through September 30, 1998 total approximately $326,000 and include $205,000 for equipment, $65,000 for software, $12,000 for de-conversion fees that were paid to the previous data processing provider, $38,000 for training and $6,000 for the initial assessment. At September 30, 1998, the Company expects to incur additional costs associated with testing but does not expect these costs to be material to the Company's financial condition or results of operations.

 The Company does not have, at September 30, 1998 any material commitments to purchase new equipment, software or to incur material costs to modify its existing system and does not believe that any material amounts of its existing computer hardware or software is impaired. The Company has assessed the impact of Year 2000 on its commercial lending customers, and believes that the impact, in terms of potential credit exposure, is not material. The majority of the Company's commercial lending portfolio consists of commercial real estate loans that are made to companies that are not highly technology intensive.

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

          None

ITEM 5.   OTHER INFORMATION

          None

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

          a. Exhibits

             Exhibit 27.1 Financial Data Schedule for three
                          month period ended September 30,
                          1998
             Exhibit 27.2 Restated Financial Data Schedule for
                          three month period ended September
                          30, 1997

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



Dated:  November 5, 1998