Form 10-Q
period 1998-12-31
HFB FINANCIAL CORP
filed 1999-02-16
CIK 892157

                     UNITED STATES

          SECURITIES AND EXCHANGE COMMISSION

                WASHINGTON, D.C.  20549

                       FORM 10-Q


[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended December 31, 1998

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


The number of shares of the registrant's $1 par value common stock outstanding at December 31, 1998 was 1,099,503.

               HFB FINANCIAL CORPORATION

                       I N D E X
                       ---------

                                                       PAGE NO.
                                                       -------
PART I - FINANCIAL INFORMATION

ITEM  1.  FINANCIAL STATEMENTS

          Consolidated Balance Sheet                        3

          Consolidated Statement of Income                  4

          Consolidated Statement of Stockholders' Equity    5

          Consolidated Statement of Cash Flows              6

          Notes to Consolidated Financial Statements        7-9

ITEM  2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS     9-14


PART II - OTHER INFORMATION                                15


SIGNATURES                                                 16

               HFB FINANCIAL CORPORATION AND SUBSIDIARY
                       CONSOLIDATED BALANCE SHEET
                               (Unaudited)

                                                DECEMBER 31,      JUNE 30,
                                                   1998             1998
                                                ------------    ------------
ASSETS
  Cash and cash equivalents                     $  5,930,346    $  6,947,148
  Trading securities                                 893,481         835,307
  Investment securities
    Available for sale                            27,997,070      26,904,517
    Held to maturity                              21,112,805      20,546,634
                                                ------------    ------------
       Total investment securities                49,109,875      47,451,151
  Loans                                          122,724,288     117,143,613
      Allowance for loan losses                   (1,090,943)       (972,859)
                                                ------------    ------------
       Net loans                                 121,633,345     116,170,754
  Premises and equipment                           2,278,375       2,220,548
  Real estate owned                                  155,469
  Federal Home Loan Bank stock                     1,278,800       1,255,900
  Interest receivable                              1,769,926       1,407,901
  Other assets                                        93,747         148,077
                                                ------------    ------------
       Total assets                             $183,143,364    $176,436,786
                                                ============    ============

LIABILITIES
  Deposits
    Interest bearing                            $147,994,633    $144,622,466
    Non-interest bearing                           1,894,110         258,952
                                                ------------    ------------
       Totals                                    149,888,743     144,881,418
  Short-term borrowings                            7,500,000       6,500,000
  Long-term debt                                   5,630,192       5,661,598
  Interest payable                                   631,469         580,621
  Other liabilities                                1,348,096         825,950
                                                ------------    ------------
       Total liabilities                         164,998,500     158,449,587
                                                ------------    ------------
STOCKHOLDERS' EQUITY
    Issued and outstanding -- 1,301,549 shares     1,301,549       1,291,694
  Additional paid-in capital                       6,245,224       6,195,948
  Less: Common stock acquired by ESOP                     --         (41,545)
        Common stock acquired by Rabbi trusts
         for deferred compensation plans            (644,440)       (313,059)
  Treasury stock, at cost, 202,046 shares         (2,030,955)     (2,030,955)
  Retained earnings                               13,071,237      12,754,183
  Accumulated other comprehensive income,
    net unrealized gain on securities available
    for sale                                         202,249         130,933
                                                ------------    ------------
     Total stockholders' equity                   18,144,864      17,987,199
                                                ------------    ------------
     Total liabilities and stockholders' equity $183,143,364    $176,436,786
                                                ============    ============

See notes to consolidated financial statements.

             HFB FINANCIAL CORPORATION AND SUBSIDIARY
                 CONSOLIDATED STATEMENT OF INCOME
                            (Unaudited)

                                           THREE MONTHS ENDED       SIX MONTHS ENDED
                                              DECEMBER 31,             DECEMBER 31,
                                         ----------------------    ------------------
                                            1998        1997         1998       1997
                                         ----------  ----------    -------     ------
INTEREST INCOME
  Loans receivable                       $2,587,023  $2,385,871    $5,095,308  $4,780,783
  Investment securities                     729,819     717,012     1,500,728   1,428,552
  Other dividend income                      28,425      16,063        56,047      43,117
  Deposits with financial
   institutions                              50,961      49,168        70,582      85,020
                                         ----------  ----------    ----------  ----------
     Total interest income                3,396,228   3,168,114     6,722,665   6,337,472
                                         ----------  ----------    ----------  ----------
INTEREST EXPENSE
  Deposits                                1,809,488   1,650,570     3,640,239   3,254,719
  Short term borrowings                      94,795     123,203       189,720     231,445
  Long term debt                             84,497      14,021       168,634      28,333
                                         ----------  ----------    ----------  ----------
     Total interest expense               1,988,780   1,787,794     3,998,593   3,514,498
                                         ----------  ----------    ----------  ----------
NET INTEREST INCOME                       1,407,448   1,380,320     2,724,072   2,822,974
  Provision for loan losses                  66,160      67,972       134,459     135,927
                                         ----------  ----------    ----------  ----------
NET INTEREST INCOME AFTER PROVISION
 FOR LOAN LOSSES                          1,341,288   1,312,348     2,589,613   2,687,047
                                         ----------  ----------    ----------  ----------
OTHER INCOME
  Service charges for deposit accounts       86,535     104,862       179,841     204,380
  Other customer fees                        22,682      16,400        55,024      27,437
  Net gain on trading securities              2,830      38,539      (197,280)    206,362
  Net realized gain (loss) on sales of
   available for sale securities              2,827       1,254         2,827       8,877
  Other income                               (3,050)     11,425         3,292      21,188
                                         ----------  ----------    ----------  ----------
     Total other income                     111,824     172,480        43,704     468,244
                                         ----------  ----------    ----------  ----------
OTHER EXPENSES
  Salaries and employee benefits            411,622     445,349       835,326     914,967
  Net occupancy expenses                     48,068      55,468        97,919     106,774
  Equipment expenses                         49,809      57,104       102,676     116,095
  Data processing fees                       51,843      63,197       119,229     125,030
  Deposit insurance expense                  20,995      20,969        42,649      42,073
  Legal and professional fees                47,512      47,276        99,658      84,834
  Advertising                                35,170      49,325        61,333      69,893
  State franchise and deposit taxes          39,350      30,920        71,075      62,289
  Other expenses                            164,306     168,448       352,184     309,615
                                         ----------  ----------    ----------  ----------
     Total other expenses                   868,675     938,086     1,782,049   1,831,570
                                         ----------  ----------    ----------  ----------

INCOME BEFORE INCOME TAX                    584,437     546,742       851,268   1,323,721
  Income tax expense                        192,005     207,765       294,492     534,294
                                         ----------  ----------    ----------  ----------
NET INCOME                               $  392,432  $  338,977    $  556,776  $  789,427
                                         ==========  ==========    ==========  ==========
BASIC EARNINGS PER SHARE                 $     0.36  $     0.36   $      0.51  $     0.73
DILUTED EARNINGS PER SHARE               $     0.35  $     0.34          0.50        0.71

See notes to consolidated financial statements.

           HFB FINANCIAL CORPORATION AND SUBSIDIARY
    CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                  Six months ended December 31, 1998
                            (Unaudited)

                                             ADDITIONAL
                                  COMMON      PAID-IN      ESOP       RABBI      TREASURY
                                  STOCK       CAPITAL      DEBT*      TRUSTS      STOCK
                                ----------  ----------  ----------  ----------   --------
BALANCES, JUNE 30, 1998         $1,291,694  $6,195,948  $ (41,545) $(313,059) $(2,030,955)

Net income

Other comprehensive income -
  net change in unrealized
  gain on securities available
  for sale

Comprehensive income

Stock issued upon exercise of
  stock options                      9,855      49,276

Dividends declared

Reduction of ESOP debt                                     41,545

Distribution of rabbi trust shares                                     40,434

Transitional fair value
  adjustment of rabbi
  trust shares                                                       (371,815)
                                ----------  ----------  ---------   --------- -----------
BALANCES, DECEMBER 31, 1998     $1,301,549  $6,245,224  $      --   $(644,440)$(2,030,955)
                                ==========  ==========  =========   ========= ===========
                                                          ACCUMULATED
                                                             OTHER          TOTAL
                               COMPREHENSIVE  RETAINED   COMPREHENSIVE   STOCKHOLDERS'
                                  INCOME      EARNINGS       INCOME         EQUITY
                               -----------   -----------   ----------    ------------
BALANCES, JUNE 30, 1998                      $12,754,183   $ 130,933     $17,987,199

Net income                     $   556,776       556,776                     556,776

Other comprehensive income -
  net change in unrealized
  gain on securities available
  for sale                          71,316                    71,316          71,316
                               -----------

Comprehensive income           $   628,092
                               ===========

Stock issued upon exercise
   of stock options                                                           59,131

Dividends declared                               (239,722)                  (239,722)

Reduction of ESOP debt                                                        41,545

Distribution of rabbi trust
  shares                                                                      40,434

Transitional fair value
 adjustment of rabbi
 trust shares                                                               (371,815)
                                             -----------   ----------    -----------
BALANCES, DECEMBER 31, 1998                  $13,071,237   $  202,249    $18,144,864
                                             ===========   ==========    ===========

__________
*     Employees Stock Ownership Plan (ESOP)


See notes to consolidated financial statements.

            HFB FINANCIAL CORPORATION AND SUBSIDIARY
              CONSOLIDATED STATEMENT OF CASH FLOWS

                                                       SIX MONTHS ENDED
                                                          DECEMBER 31,
                                                    -------------------------
                                                       1998           1997
                                                    ----------     ----------
OPERATING ACTIVITIES
  Net cash provided by operating activities        $   479,027     $  624,529
                                                   ------------    ----------

INVESTING ACTIVITIES
  Purchases of securities available for sale        (5,045,830)    (3,186,965)
  Proceeds from maturities of securities
    available for sale                               3,531,208     (1,621,117)
  Purchases of securities held to maturity          (3,503,625)       663,911
  Proceeds from sales of securities
   available for sale                                  520,648      1,784,398
  Proceeds from maturities of securities
   held to maturity                                  2,950,085      3,001,694
  Net change in loans                               (5,597,051)    (4,937,809)
  Purchases of premises and equipment                 (179,310)       (40,618)
  Proceeds from sale of fixed assets                    13,000             --
                                                   -----------    -----------
    Net cash used by investing activities           (7,310,875)    (4,336,506)
                                                   -----------    -----------
FINANCING ACTIVITIES
  Net change in
    Non interest-bearing, interest-bearing
     and savings deposits                            1,771,182       (171,037)
    Certificates of deposit                          3,247,511      4,370,420
    Short term borrowings                            1,000,000      1,000,000
    Repayment of long-term debt                        (31,406)       (28,984)
  Cash dividends                                      (239,723)      (227,563)
  Proceeds from exercise of options on common
    stock                                               59,130             --
  Common stock acquired by Rabbi trusts                  8,352        (11,151)
                                                   -----------     ----------
     Net cash used by financing activities           5,815,046      4,931,685
                                                   -----------     ----------

NET CHANGE IN CASH AND CASH EQUIVALENTS             (1,016,802)     1,219,708

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD       6,947,148      3,794,637
                                                   -----------     ----------

CASH AND CASH EQUIVALENTS, END OF PERIOD           $ 5,930,346     $5,014,345
                                                   ===========     ==========

ADDITIONAL CASH FLOWS INFORMATION
  Interest paid                                    $ 3,589,906     $3,524,713
  Income tax paid                                       95,864        530,196

See notes to consolidated financial statements.

                 HFB FINANCIAL CORPORATION

Notes to Consolidated Financial Statements (Unaudited)

1.   BASIS OF PRESENTATION:

The unaudited consolidated financial information for the three and six month periods ended December 31, 1998 and 1997 includes the results of operations of HFB Financial Corporation (the "Corporation") and its wholly owned subsidiary Home Federal
Bank, Federal Savings Bank ("Home Federal" or the "Bank").   The
accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial statements and with the instructions to Form 10-Q. It is suggested that these statements and notes be read in conjunction with the financial statements and notes thereto included in the Bank's annual report for the year ended June 30, 1998 on Form 10-K filed with the Securities and Exchange Commission.

In the opinion of management, the financial information reflects all adjustments (consisting only of normal recurring adjustments) which are necessary for a fair presentation of the results of operations for such periods but should not be considered as indicative of results for a full year.

2.   ACCOUNTING PRONOUNCEMENTS

The Financial Accounting Standards Board has issued Statement No. 133, "Accounting for Derivative Instruments and Hedging activities", which requires companies to record derivatives on the balance sheet at their fair value. Statement No. 133 will be effective for the Company beginning in fiscal 2000 and is not expected to have a material impact on the Company's financial position or results of operations.

3. NONPERFORMING LOANS AND PROBLEM ASSETS

The following sets forth the activity in the Bank's allowance for loan losses for the six months ended December 31, 1998 and 1997:

                                                     (Dollars in thousands)
                                                        1998         1997
                                                        -----        ----
Balance July 1                                         $  973        $710
Charge offs                                                16          --
Provision for loan losses                                 134         136
                                                       ------        ----
Balance December 31                                    $1,091        $846

Ratio of net charge offs during the period to
  average loans outstanding during the period             .00%        .00%
                                                       ======        ====

Information on impaired loans is summarized below

AT DECEMBER 31                                            1998
                                                          ----
Impaired loans with an allowance                        $1,304

Allowance for impaired loans (included in the
  Company's allowance for loan losses)                  $  371

SIX MONTHS ENDED DECEMBER 31                              1998
                                                          ----

Average balance of impaired loans                       $1,288
Interest income recognized on impaired loans                 3
Cash-basis interest received                                --

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain matters discussed in this Quarterly Report on Form 10-Q are "forward-looking statements" intended to qualify for the safe harbors from liability established by the Private Securities Litigation Reform Act of 1995. These forward-looking statements can generally be identified as such because the context of the statement will include words such as the Company "believes", "anticipates", "expects", "estimates" or words of similar import. Similarly, statements that describe the Company's future plans, objectives or goals are also forward-looking statements. Such forward-looking statements are subject to certain risks and uncertainties which are described in close proximity to such statements and which could cause actual results to differ materially from those anticipated as of the date of this report. Shareholders, potential investors and other readers are urged to consider these factors in evaluating the forward-looking statements and are cautioned not to place undue reliance on such forward-looking statements. The forward-looking statements included herein are only made as of the date of this report and the Company undertakes no obligation to publicly update such forward-looking statements to reflect subsequent events or circumstances.

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

The operations of Home Federal, and savings institutions generally, are significantly influenced by general economic conditions and the monetary and fiscal policies of government regulatory agencies. Deposit flows and costs of funds are influenced by interest rates on competing investments and prevailing market rates of interest. Lending activities are affected by the demand for financing real estate and other types of loans, which in turn are influenced by the interest rates at which such financing may be offered and other factors related to loan demand and the availability of funds. Just as the Bank's operations are influenced by regulatory authorities, so are its
liquidity levels and capital resources.   As of  December 31,
1998, management is not aware of any current recommendations by the regulatory authorities, which if implemented, would have a material effect on the Bank's operations, liquidity or resources.

FINANCIAL CONDITION

The Corporation's assets increased by 3.80% to $183.1 million at December 31, 1998 compared to $176.4 million at June 30, 1998. The majority of this increase is reflected in increases in investment securities and loans offset by decreases in cash and cash equivalents, increases in deposits and increases in short term borrowings.

Cash and cash equivalents decreased by $1.0 million to $5.9 million at December 31, 1998 from $6.9 million at June 30,
1998. This increase was primarily the result of funding increased loan volume during the six month period ended December
31, 1998.

The Company maintains a portfolio of trading account securities which is comprised of common stock of other financial institutions. The portfolio was $893,000 at December 31, 1998 compared to $835,000 at June 30, 1998. Most of this increase was attributable to increased investment activity in the portfolio.

The loan portfolio increased by $5.6 million to $122.7 million at December 31, 1998 from $117.1 million at June 30, 1998 due to lower interest rates and a strong loan demand. In the current interest rate environment, a substantial portion of loans originated were adjustable-rate residential mortgages. During the six months ended December 31, 1998, the Bank originated $21.8 million in mortgages.

At December 31, 1998, the allowance for loan losses was $1.091 million or .89% of loans receivable compared to $973,000 or .83% of loans receivable at June 30, 1998. During the six months ended December 31, 1998, the provision for loan losses was $134,000. Total nonperforming assets were $2.1 million or 1.73% of total loans, net at December 31, 1998 as compared to $717,000 or .62% of total loans, net at June 30, 1998. Most of the increase in nonperforming loans was due to several problem real estate loans to one borrower totaling $1.3 million, which became over 90 days past due during the six months ended December 31, 1998. The properties securing these loans are not generating sufficient cash flow to fund debt service payments and the borrower was 271 days in arrears on the loans at December 31, 1998. Foreclosure proceedings were initiated in December 1998 and subsequently postponed in January due to the receipt of $346,000 in payment. The source of the payment was from another lender and a substantial portion of the remaining balance is currently being considered for refinancing by the same lender. If payment for a substantial portion of the remaining balance is not received by mid February, foreclosure proceedings will be resumed. Management has continually evaluated the collectability of these loans and feels that any potential loss on these loans has been adequately reserved for.

The Bank augments its lending activities and increases its asset yields by investing in mortgage-backed securities "MBSs" and U.S. Government securities. During the six months ended December 31, 1998, management purchased $8.5 million in
investment securities and MBSs.   These purchases were primarily
funded by proceeds from called and maturing investment securities, principal collected on MBSs and investments, and the sale of investment securities. At December 31, 1998, the Bank held $28.0 million in investment securities, available for sale with a net unrealized gain of $202,000 and $21.1 million in investment securities held to maturity.

Total deposits increased by $5.0 million to $149.9 million at December 31, 1998 from $144.9 million at June 30, 1998. During the six months ended December 31, 1998, certificates of deposit increased $3.2 million. NOW accounts and savings deposits increased $1.8 million, primarily due a large amount of loan disbursement checks included in non-interest bearing deposits which were issued and outstanding at December 31, 1998. Deposit growth was slow during the three months ended September 30, 1998 primarily due to premium rates offered by a competing institution during the period, but growth increased during the second quarter due to a lower level of interest-rate competitiveness.

The Bank's regulatory liquidity ratio was 31.34% at December 31, 1998 as compared to 26.2% at June 30, 1998. At December 31, 1998 the Bank met all the fully phased-in regulatory capital requirements under FIRREA. Tangible, core and risk-based capital ratios were 9.0%, 9.0% and 20.4% respectively at December 31, 1998 as compared to 9.1%, 9.1% and 22.5% at June 30, 1998.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED DECEMBER 31,
1998 AND 1997

Net income increased by $53,000 to $392,000 for the three month period ended December 31, 1998 from $339,000 for the three month period ended December 31, 1997. The primary reasons for the increase were a $27,000 increase in net interest income, a $2,000 decrease in provision for loan losses, a decrease of $69,000 in noninterest expense and a $15,000 decrease in income tax expense offset by a decrease of $60,000 in noninterest income.

Net interest income increased by $27,000 for the three month period ended December 31, 1998 as compared to the three month period ended December 31, 1997, primarily as the result of a higher net interest margin and higher volume.

Interest on loans increased by $201,000 to $2.587 million for the three month period ended December 31, 1998 as compared to $2.386 million for the three month period ended December 31, 1997. This increase is mainly attributable to a higher weighted-average balance of loans receivable outstanding.

Interest on investment securities increased by $13,000 to $730,000 for the three month period ended December 31, 1998 from $717,000 for the three month period ended December 31, 1997.
This increase is primarily the result of higher weighted average balances during the period.

Interest on deposits with other financial institutions increased by $2,000 to $51,000 for the three month period ended December 31, 1998 from $49,000 for the three month period ended December 31, 1997 primarily due to a higher level of interest-bearing cash balances.

Other dividend income increased by $12,000 for the three months ended December 31, 1998 as compared to the three months ended
December 31, 1997 primarily due to a higher level of investment in Federal Home Loan Bank stock.

Interest on deposits increased by $159,000 to $1.809 million for the three month period ended December 31, 1998 from $1.650 million for the three month period ended December 31, 1997 as a result of higher volume and a change in the overall deposit mix. Lower rate savings accounts declined, while more costly certificates of deposit increased.

Interest on short term borrowings and long term debt increased by $42,000 to $179,000 for the three month period ended December
31, 1998 from $137,000 for the three month period ended December
31, 1997 due to higher levels of borrowing.

The provision for loan losses decreased $2,000 for the three month period ended December 31, 1998 as compared to the same period in 1997. The provision was the result of Management's evaluation of the adequacy of the allowance for loan losses including consideration of recoveries of loans previously charged off, the perceived risk exposure among loan types, actual loss experience, delinquency rates, and current economic conditions. The Bank's allowance for loan losses as a percent of total loans, net at December 31, 1998 was .89%.

The Banks non-interest income decreased by $60,000 to $112,000 for the three month period ended December 31, 1998 as compared to $172,000 for the same period in 1997. The decrease was attributable to a net decrease in realized and unrealized gains (losses) on trading account securities and realized gains on available for sale securities of $34,000, a decrease of $12,000 in customer fees and service charges and a decrease of $14,000 in other income. The decrease in other income was primarily due to a gain on real estate sold realized in 1997 and the loss of rental income due to the sale of properties.

Non-interest expense decreased by $69,000 to $869,000 for the three month period ended December 31, 1998 as compared to $938,000 for the same period in 1997. Compensation and benefits decreased by $34,000 to $411,000 for the three month period ended December 31, 1998 as compared to $445,000 for the same period in 1997. This decrease is primarily attributable to an increase in salaries and wages that are being deferred as loan origination costs.

Occupancy expense decreased by $7,000 to $48,000 for the three month period ended December 31, 1998 compared to $55,000 for the same period in 1997 due to lower depreciation and amortization expense.

Equipment expense decreased by $7,000 to $50,000 for the three month period ended December 31, 1998 from $57,000 for the three month period ended December 31, 1997. The decrease was primarily due to lower depreciation expense.

Data processing fees decreased by $11,000 to $52,000 for the three month period ended December 31, 1998 from $63,000 for the three month period ended December 31, 1997 primarily due to increased efficiencies realized from a change in the Bank's primary provider of data processing services.

Advertising expense decreased by $14,000 to $35,000 for the quarter ended December 31, 1998 compared to $49,000 for the quarter ended December 31, 1997 primarily due to a lower level of advertising activity in the current period.

Other expenses decreased by $4,000 to $164,000 for the three month period ended December 31, 1998 from $168,000 for the three month period ended December 31, 1997 as the result of a net decrease in various other expense categories.

Income tax expense decreased by $15,000 to $192,000 for the three month period ended December 31, 1998 compared to $207,000 for the three months ended December 31, 1997 due to an over accrual in 1997.

RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED DECEMBER 31, 1998
AND 1997

Net income decreased by $232,000 to $557,000 for the six month period ended December 31, 1998 from $789,000 for the six month period ended December 31, 1997. The primary reasons for the decrease were a $99,000 decrease in net interest income, a $410,000 decrease in net gains on trading account securities and realized and unrealized gains on investment securities available for sale and a $14,000 decrease in other income offset by a $1,000 decrease in provision for loan losses, a decrease of $50,000 in noninterest expense and a $240,000 decrease in income tax expense.

Net interest income decreased by $99,000 for the six month period ended December 31, 1998 as compared to the three month period ended December 31, 1997, primarily as the result of a lower net interest margin and higher volume.

Interest on loans increased by $315,000 to $5.095 million for the six month period ended December 31, 1998 as compared to $4.781 million for the six month period ended December 31, 1997.
This increase is mainly attributable to a higher weighted-average balance of loans receivable outstanding.

Interest on investment securities increased by $72,000 to $1.501 million for the six month period ended December 31, 1998 from $1.429 million for the six month period ended December 31, 1997. This increase is primarily the result of higher weighted-average balances during the period.

Interest on deposits with other financial institutions decreased by $14,000 to $71,000 for the six month period ended December 31, 1998 from $85,000 for the six month period ended December 31, 1997 primarily due to a lower level of interest-bearing cash balances and lower interest rates.

Other dividend income increased by $13,000 for the six months ended December 31, 1998 as compared to the six months ended
December 31, 1997 primarily due to a higher level of investment in Federal Home Loan Bank stock.

Interest on deposits increased by $385,000 to $3.640 million for the six month period ended December 31, 1998 from $3.255 million for the six month period ended December 31, 1997 as a result of higher volume and a change in the overall deposit mix. Lower rate savings accounts declined, while more costly certificates of deposit increased.

Interest on short term borrowings and long term debt increased by $99,000 to $358,000 for the six month period ended December
31, 1998 from $259,000 for the six month period ended December
31, 1997 due to higher levels of borrowing.

The provision for loan losses decreased $1,000 for the six month period ended December 31, 1998 as compared to the same period in 1997. The provision was the result of Management's evaluation of the adequacy of the allowance for loan losses including consideration of recoveries of loans previously charged off, the perceived risk exposure among loan types, actual loss experience, delinquency rates, and current economic conditions. The Bank's allowance for loan losses as a percent of total loans, net at December 31, 1998 was .89%.

The Banks non-interest income decreased by $424,000 to $44,000 for the six month period ended December 31, 1998 as compared to $468,000 for the same period in 1997. The decrease was attributable to a net decrease in realized and unrealized gains (losses) on trading account securities of $404,000, realized losses on available for sale securities of $6,000, a $4,000 increase in customer fees and service charges and a decrease of
$18,000 in other income.   The decrease in realized and
unrealized gains on trading account securities was primarily the result of a reduction in the market value of equity securities included in the trading account portfolio. The trading account portfolio is comprised of common stocks of other financial institutions, which were adversely affected by the recent decline in the equities market and have not rebounded as quickly as the overall market. The decrease in other income was mainly attributable to a gain on real estate sold in 1997 and the loss of rental income from properties sold.

Non-interest expense increased by $50,000 to $1.782 million for the six month period ended December 31, 1998 as compared to $1.832 million for the same period in 1997. Compensation and benefits decreased by $80,000 to $835,000 for the six month period ended December 31, 1998 as compared to $915,000 for the same period in 1997. This decrease is primarily attributable to an increase in salaries and wages that are being deferred as loan origination costs.

Occupancy expense decreased by $9,000 to $98,000 for the six month period ended December 31, 1998 compared to $107,000 for the same period in 1997 primarily due to lower depreciation expense.

Equipment expense decreased by $13,000 to $103,000 for the six month period ended December 31, 1998 from $116,000 for the six month period ended December 31, 1997. These decreases were primarily due to lower depreciation expense.

Data processing fees decreased by $6,000 to $119,000 for the six month period ended December 31, 1998 from $125,000 for the six month period ended December 31, 1997 primarily due to an increased level of efficiency resulting from a change in the Bank's core provider of data processing services.

Legal and professional fees increased by $15,000 for the six month period ended December 31, 1998 primarily due to higher consulting fees.

Advertising expense decreased by $9,000 to $61,000 for the quarter ended December 31, 1998 compared to $70,000 for the quarter ended December 31, 1997 primarily due to a lower level of advertising activity.

State franchise and deposit taxes increased by $9,000 for the six month period ended December 31, 1998 due to a higher level of taxable capital and deposits.

Other expenses increased by $42,000 to $352,000 for the six month period ended December 31, 1998 from $310,000 for the six month period ended December 31, 1997 primarily as the result of a $25,000 loss resulting from employee theft. The remaining increases were comprised of various other expense categories.

Income tax expense decreased by $240,000 to $294,000 for the six month period ended December 31, 1998 compared to $534,000 for the six months ended December 31, 1997 due to a lower level of taxable income.

YEAR 2000 READINESS DISCLOSURE

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

The Company outsources a significant portion of its data processing to an outside provider. A worst case scenario for the Company would likely involve non-compliance with Year 2000 by its primary data processor in such a manner that would leave the Company in a position where it could not correctly process and record customer loan and deposit transactions. While the Company has successfully tested its primary data processing system for compliance with Year 2000, it cannot guarantee that the systems of this and other companies on which the Company's systems rely will be timely converted and not have a material effect on the Company.

The Company has, through December 31, 1998, incurred certain costs related to Year 2000. A portion of these costs were incurred in connection with the recent conversion of the Company's primary data processing system. Costs incurred through December 31, 1998 total approximately $326,000 and include $205,000 for equipment, $65,000 for software, $12,000 for de-conversion fees that were paid to the previous data processing provider, $38,000 for training and $6,000 for the initial assessment. At December 31, 1998, the Company expects to incur additional costs associated with testing but does not expect these costs to be material to the Company's financial condition or results of operations.

The Company does not have, at December 31, 1998, any material commitments to purchase new equipment, software or to incur material costs to modify its existing system for year 2000 compliance and does not believe that any material amounts of its existing computer hardware or software is impaired. The Company does have commitments, at December 31, 1998, to purchase $131,000 of check imaging equipment. The process of imaging checks will be a new process for the Company. The related costs do not reflect costs that are being incurred in response to the Year 2000 issue. The Company has assessed the impact of Year 2000 on its commercial-lending customers, and believes that the impact, in terms of potential credit exposure, is not material. The majority of the Company's commercial lending portfolio consists of commercial real estate loans that are made to companies that are not highly technology intensive.

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

         Exhibit 27 - Financial Data Schedule

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



                             HFB FINANCIAL CORPORATION


                             By: /s/ David B. Cook
                                 ---------------------------
                                 David B. Cook
                                 President and Chief Executive
                                   Officer




                             By: /s/ Stanley Alexander, Jr.
                                 ---------------------------
                                 Stanley Alexander, Jr.
                                 Chief Financial Officer

Dated: February 5, 1999