Form 10QSB
period 1999-03-31
HFB FINANCIAL CORP
filed 1999-05-17
CIK 892157

                                 UNITED STATES

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549

                                  FORM 10-QSB

                [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 1999

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
Middlesboro, Kentucky 40965


Indicate by check mark whether the registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes X  No   .
                                      --    __

The number of shares of the registrant's $1 par value common stock outstanding at March 31, 1999 was 1,100,151.

There are a total of 16 pages filed in this document.

                          HFB FINANCIAL CORPORATION

                                   I N D E X
                                   ---------
                                                                      PAGE NO
                                                                      -------
PART I -  FINANCIAL INFORMATION

 Item 1.  Financial Statements

          Consolidated Balance Sheet                                          3


          Consolidated Statement of Income                                    4


          Consolidated Statement of Stockholders' Equity                      5


          Consolidated Statement of Cash Flows                                6


          Notes to Consolidated Financial Statements                        7-9


 Item 2.  Management's Discussion and Analysis of
          Financial Condition and Results of Operations                    9-13

 Item 3.  Asset/liability Management - Qualitative and
          Quantitative Disclosures about Market Risk.                        14

PART II - OTHER INFORMATION                                                  15


SIGNATURES                                                                   16

                   HFB FINANCIAL CORPORATION AND SUBSIDIARY
                          Consolidated Balance Sheet
                                  (Unaudited)

                                                                                      March 31,           June 30,
                                                                                        1999                1998
Assets
     Cash and cash equivalents                                                      $  9,358,367        $  6,947,148
     Trading securities                                                                  944,062             835,307
     Investment securities
        Available for sale                                                            33,100,005          26,904,517
        Held to maturity                                                              22,105,849          20,546,634
                                                                                 ----------------    ----------------
             Total investment securities                                              55,205,854          47,451,151
     Loans                                                                           122,442,164         117,143,613
        Allowance for loan losses                                                     (1,186,325)           (972,859)
                                                                                 ----------------    ----------------
             Net loans                                                               121,255,839         116,170,754
     Premises and equipment                                                            2,421,786           2,220,548
     Federal Home Loan Bank stock                                                      1,301,300           1,255,900
     Interest receivable                                                               1,450,916           1,407,901
     Other Assets                                                                        282,597             148,077
                                                                                 ----------------    ----------------

             Total assets                                                            192,220,721         176,436,786
                                                                                 ================    ================

Liabilities
     Deposits
        Interest bearing                                                            $151,970,730        $144,622,466
        Non-interest bearing                                                           1,688,603             258,952
                                                                                 ----------------    ----------------
     Totals                                                                          153,659,333         144,881,418
     Short term borrowings                                                             7,500,000           6,500,000
     Long term debt                                                                   10,614,010           5,661,598
     Interest payable                                                                  1,357,168             580,621
     Other liabilities                                                                 1,218,595             825,950
                                                                                 ----------------    ----------------
             Total liabilities                                                      $174,349,106        $158,449,587
                                                                                 ----------------    ----------------

Stockholders' Equity
     Issued and outstanding - 1,302,197 and 1,291,694 shares                           1,302,197           1,291,694
     Additional paid-in capital                                                        6,248,463           6,195,948
     Less: Common stock acquired by ESOP                                                      --             (41,545)

               Common stock acquired by Rabbi trusts for deferred
                Compensation plans                                                      (686,845)           (313,059)
     Treasury stock, at cost, 202,046 shares                                          (2,030,955)         (2,030,955)
     Retained earnings                                                                13,065,376          12,754,183
     Accumulated other comprehensive income, net unrealized
       gain on securities available for sale                                             (26,621)            130,933
                                                                                 ----------------    ----------------
          Total stockholders' equity                                                  17,871,615          17,987,199
                                                                                 ----------------    ----------------

          Total liabilities and stockholders' equity                                $192,220,721        $176,436,786
                                                                                 ================    ================

See notes to consolidated financial statements.

                   HFB FINANCIAL CORPORATION AND SUBSIDIARY
                       Consolidated Statement of Income
                                  (Unaudited)

                                                        Three-Months Ended                Nine Months Ended
                                                            March 31,                         March 31,
                                                     1999               1998              1999             1998
Interest Income
   Loans receivable                                 $2,418,541        $2,529,504       $7,513,849        $7,310,287
   Investment securities                               825,890           694,295        2,326,618         2,122,847
   Other dividend income                                29,523            33,149           85,570            76,266
   Deposits with financial institutions                 80,811            59,548          151,393           144,568
                                                ---------------  ----------------  ---------------  ----------------
            Total interest income                    3,354,765         3,316,496       10,077,430         9,653,968
                                                ---------------  ----------------  ---------------  ----------------

Interest Expense
   Deposits                                          1,794,189         1,679,414        5,434,428         4,934,133
   Short term borrowings                                93,227           144,674          282,947           376,119
   Long term debt                                      126,489            13,721          295,123            42,055
                                                ---------------  ----------------  ---------------  ----------------
            Total interest expense                   2,013,905         1,837,809        6,012,498         5,352,307
                                                ---------------  ----------------  ---------------  ----------------

Net Interest Income                                  1,340,860         1,478,687        4,064,932         4,301,661
   Provision for loan losses                            95,384            64,615          229,843           200,542
                                                ---------------  ----------------  ---------------  ----------------

Net Interest Income After
  Provision for Loan Losses                          1,245,476         1,414,072        3,835,089         4,101,119
                                                ---------------  ----------------  ---------------  ----------------

Other Income
   Service charges for deposit accounts                 98,220            95,567          278,061           299,947
   Other customer fees                                  16,344            41,380           71,368            68,817
   Net gain on trading securities                      (25,554)           (1,048)        (222,834)          205,314
   Net realized gain (loss) on sales of
    available for sale securities                            -             4,737            2,827            13,614
   Other income                                          1,952             2,447            5,244            23,635
                                                ---------------  ----------------  ---------------  ----------------
            Total other income                          90,962           143,083          134,666           611,327
                                                ---------------  ----------------  ---------------  ----------------

Other Expenses
   Salaries and employee benefits                      460,158           541,841        1,295,484         1,456,808
   Net occupancy expenses                               46,053            58,181          143,972           164,955
   Equipment expenses                                   57,878            55,105          160,554           171,200
   Data processing fees                                 57,042            83,596          176,271           208,626
   Deposit insurance expense                            22,238            20,775           64,887            62,848
   Legal and professional fees                          43,946            37,079          143,604           121,913
   Advertising                                          19,232            36,014           80,565           105,907
   State franchise and deposit taxes                    37,683            30,112          108,758            92,401
   Other expenses                                      173,231           132,992          525,415           442,607
                                                ---------------  ----------------  ---------------  ----------------
            Total other expenses                       917,461           995,695        2,699,510         2,827,265
                                                ---------------  ----------------  ---------------  ----------------

Income Before Income Tax                               418,977           561,460        1,270,245         1,885,181
   Income tax expense                                  171,803           208,340          466,295           742,634
                                                ---------------  ----------------  ---------------  ----------------

Net Income                                          $  247,174        $  353,120       $  803,950        $1,142,547
                                                ===============  ================  ===============  ================

Basic Earnings Per Share                                 $0.22             $0.33            $0.73             $1.05
Diluted Earnings Per Share                                0.22              0.32             0.72              1.03

See notes to consolidated financial statements.

                   HFB FINANCIAL CORPORATION AND SUBSIDIARY
                CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                       Nine-months ended March 31, 1999
                                  (Unaudited)


                                                            Additional
                                                 Common      Paid-in       Esop       Rabbi      Treasury      Comprehensive
                                                 Stock       Capital      Debt*      Trusts        Stock          Income
                                              ----------------------------------------------------------------------------------
Balances, June 30, 1998                         $1,291,694   $6,195,948  ($41,545)  ($313,059)  ($2,030,955)

Net income                                                                                                            $803,950

Other Comprehensive income -
Net change in unrealized gain on securities
 Available for sale                                                                                                   (157,554)
                                                                                                             ------------------

Comprehensive Income                                                                                                  $646,396
                                                                                                             ==================

Stock issued upon exercise of                       10,503       52,515
  Stock options

Dividends declared

Reduction of ESOP debt                                                     41,545

Distribution of rabbi trust shares                                                      40,434

Purchase of rabbi trust shares                                                         (39,600)

Net change in fair value of rabbi trust shares                                          (2,805)

Transitional fair value adjustment of
  Rabbi trust shares                                                                  (371,815)
                                              ---------------------------------------------------------------

Balances, March 31, 1999                        $1,302,197   $6,248,463        --    $(686,845) $(2,030,955)
                                              ===============================================================

                                                                     Accumulated
                                                                        Other            Total
                                                        Retained    Comprehensive    Stockholders'
                                                        Earnings        Income          Equity
                                                       ---------------------------------------------
Balances, June 30, 1998                                $12,754,183         $130,933     $17,987,199

Net income                                                 803,950                          803,950

Other Comprehensive income -
Net change in unrealized gain on securities
 Available for sale                                                        (157,554)       (157,554)


Comprehensive Income


Stock issued upon exercise of                                                                63,018
  Stock options

Dividends declared                                        (492,757)                        (492,757)

Reduction of ESOP debt                                                                       41,545

Distribution of rabbi trust shares                                                           40,434

Purchase of rabbi trust shares                                                              (39,600)

Net change in fair value of rabbi trust shares                                               (2,805)

Transitional fair value adjustment of
  Rabbi trust shares                                                                       (371,815)
                            ------------------------------------------------------------------------

Balances, March 31, 1999                               $13,065,376         $(26,621)    $17,886,615
                                                       =============================================

* Employees Stock Ownership Plan (ESOP) See notes to consolidated financial statements.

                   HFB FINANCIAL CORPORATION AND SUBSIDIARY

                     Consolidated Statement of Cash Flows


                                                                                        Nine-months Ended
                                                                                            March 31,
                                                                                    1999                1998
Operating Activities
    Net cash provided by operating activities                                       $1,953,354           $1,842,591
                                                                              -----------------   ------------------

Investing Activities
  Purchases of securities available for sale                                       (14,521,635)          (8,151,194)
  Proceeds from maturities of securities available for sale                          7,528,873            4,176,672
  Purchases of securities held to maturity                                          (6,497,692)          (5,897,077)
  Proceeds from sales of securities available for sale                                 520,648            1,784,398
  Proceeds from maturities of securities held to maturity                            4,956,266            5,817,628
  Net change in loans                                                               (5,298,550)          (8,402,833)
  Purchases of premises and equipment                                                 (486,355)            (167,124)
  Proceeds from sale of fixed assets                                                    13,000                 --
                                                                              -----------------   ------------------
    Net cash used by investing activities                                          (13,811,445)         (10,839,530)
                                                                              -----------------   ------------------

Financing Activities
  Net change in
    Non interest-bearing, interest-bearing
     and saving deposits                                                              (227,824)             759,194
    Certificates of deposit                                                          9,005,739            7,521,993
    Short term borrowings                                                            1,000,000            1,000,000
   Proceeds of  long-term debt                                                       5,000,000
   Repayment of long-term debt                                                         (47,588)           4,956,082
  Cash dividends                                                                      (492,757)            (466,405)
  Proceeds from exercise of options on common stock                                     63,018               12,126
  Common stock acquired by Rabbi trusts                                                (31,278)             (11,151)
                                                                              -----------------   ------------------
    Net cash provided by financing activities                                       14,269,310           13,771,839
                                                                              -----------------   ------------------

Net Change in Cash and Cash Equivalents                                              2,411,219            4,774,901

Cash and Cash Equivalents, Beginning of Period                                       6,947,148            3,794,637
                                                                              -----------------   ------------------

Cash and Cash Equivalents, End of Period                                            $9,358,367           $8,569,538
                                                                              =================   ==================

Additional Cash Flows Information
  Interest paid                                                                     $4,657,881           $4,791,713
  Income tax paid                                                                      320,864              740,196

See notes to consolidated financial statements.

                           HFB FINANCIAL CORPORATION

            Notes to Consolidated Financial Statements (Unaudited)


1.  Basis of Presentation

         The unaudited consolidated financial information for the three and nine-month periods ended March 31, 1999 and 1998 includes the results of operations of HFB Financial Corporation (the "Company") and its wholly owned subsidiary Home Federal Bank, Federal Savings Bank ("Home Federal" or the "Bank"). The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial statements and with the instructions to Form 10-Q. These statements and notes should be read in conjunction with the financial statements and notes thereto included in the Company's annual report for the year ended June 30, 1998 on Form 10-K filed with the Securities and Exchange Commission.

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

3.  Nonperforming Loans and Problem Assets

         The following sets forth the activity in the Bank's allowance for loan losses for the nine-months ended March 31, 1999 and 1998:


                                                                                    (Dollars in thousands)

                                                                                         1999            1998
                                                                                         -----           ----
           Balance July 1                                                              $  973            $710
           Charge offs                                                                    (16)            (10)
           Provision for loan losses                                                      229             201
                                                                                          ---             ---
           Balance March 31                                                            $1,186            $901

           Information on impaired loans is summarized below

           At March 31                                                                   1999
                                                                                         ----
           Impaired loans with an allowance                                            $1,705

           Allowance for impaired loans (included in the Company's                       $949
               Allowance for loan losses)

           Nine-months Ended March 31                                                    1999
                                                                                         ----
           Average balance of impaired loans                                           $1,427
           Interest income recognized on impaired loans                                    --
           Cash-basis interest received                                                    --


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

Financial Condition

The Company's assets increased by 8.95% to $192.2 million at March 31, 1999 compared to $176.4 million at June 30, 1998. The majority of this increase is reflected in increases in cash and cash equivalents, investment securities and loans. These increases were funded by increases in deposits, short-term borrowings and long term debt.

Cash and cash equivalents increased by $2.4 million to $9.3 million at March 31, 1999 from $6.9 million at June 30, 1998. This increase was established to fund several March, 1999 purchases of investment securities which settled shortly after March 31, 1999.

The Company maintains a portfolio of trading account securities which is comprised of common stock of other financial institutions. The balance of the portfolio was $944,000 at March 31, 1999 compared to $835,000 at June 30, 1998. Most of this increase was attributable to increased investment activity in the portfolio.

The loan portfolio increased by $5.3 million to $122.4 million at March 31, 1999 from $117.1 million at June 30, 1998 due to lower interest rates and a strong loan demand. In the current interest rate environment, a substantial portion of loans originated are adjustable-rate residential mortgages. During the nine-months ended March 31, 1999, the Bank originated $32.4 million in mortgages.

At March 31, 1999, the allowance for loan losses was $1.186 million or .97% of loans receivable compared to $973,000 or .83% of loans receivable at June 30, 1998. During the nine-months ended March 31, 1999, the provision for loan losses was $214,000. Total non-performing assets were $2.1million or 1.73% of total loans at March 31, 1999 as compared to $717,000 or .62% of total loans at June 30, 1998. Most of the increase in non-performing loans was due to several problem real estate loans to one borrower that total $1.2 million. The commercial properties securing these loans are not generating sufficient cash flow to fund debt service payments. Management has aggressively worked with the borrower to secure refinancing from another lender, but only with limited success. Foreclosure proceedings were initiated in December 1998 and subsequently postponed in January due to the receipt of $346,000 in payment. The source of the payment was from another lender. Since that time, foreclosure proceedings were resumed due to a breakdown in negotiations with the other lender, but were halted because of the borrower filing for bankruptcy. Management has continually evaluated the collectability of these loans and believes that its risk of loss is mitigated to some extent by collateral estimated at $2.3 million.

The Company augments its lending activities and increases its asset yields by investing in mortgage-backed securities "MBSs" and U.S. Government securities. During the nine-months ended March 31, 1999, management purchased $21.0 million in investment securities and MBSs. These purchases were primarily funded by proceeds from called and maturing investment securities, principal collected on MBSs and investments, the sale of investment securities and a $5.0 million advance from the Federal Home Loan Bank. At March 31, 1999, the Bank held $33.1 million in investment securities, available for sale with a net unrealized loss of $26,000, net of tax. The book value and the fair market value of investment securities held to maturity were both $22.1 million at March 31, 1999.

Total deposits increased by $8.8 million to $153.7 million at March 31, 1999 from $144.9 million at June 30, 1998. During the nine-months ended March 31, 1999, certificates of deposit increased $9.0 million. NOW accounts and savings deposits decreased $200,000.

Short- term borrowings increased $1.0 million to $7.5 million at March 31, 1999 from $6.5 million at June 30, 1998 as a means to fund short term liquidity needs. Long term debt increased $5.0 million to $10.6 million at March 31, 1999 from $5.6 million at June 30, 1998 as the result of a growth strategy to increase net interest income.

The Bank's regulatory liquidity ratio was 35.9% at March 31, 1999 as compared to 26.2% at June 30, 1998. At March 31, 1999 the Bank met all the fully phased-in regulatory capital requirements under FIRREA. Tangible, core and risk-based capital ratios were 8.7%, 8.7% and 19.8% respectively at March 31, 1999 as compared to 9.1%, 9.1% and 22.5% respectively, at June 30, 1998.

Results of Operations for the Three-months Ended March 31, 1999 and 1998

Net income decreased by $106,000 to $247,000 for the three-month period ended March 31, 1999 from $353,000 for the three-month period ended March 31, 1998. The primary reasons for the decrease were a $138,000 decrease in net interest income, a $31,000 increase in provision for loan losses, a decrease of $52,000 in noninterest income, a decrease of $78,000 in noninterest expense, and a $37,000 decrease in income tax expense.

Net interest income decreased by $138,000 for the three-month period ended
March 31, 1999 as compared to the three-month period ended March 31, 1998, as the result of a lower net interest margin and the write off of interest on loans placed on nonaccrual status.

Interest on loans decreased by $111,000 to $2.419 million for the three-month period ended March 31, 1999 as compared to $2.530 million for the three-month period ended March 31, 1998. This decrease is mainly attributable to lower interest rates and an adjustment to write off $125,000 of accrued interest on nonaccrual loans. This interest was accrued in prior periods and determined to be uncollectable during the period ended March 31, 1999.

Interest on investment securities increased by $132,000 to $826,000 for the three-month period ended March 31, 1999 from $694,000 for the three-month period ended March 31, 1998. This increase is primarily the result of higher average balances during the period.

Interest on deposits with other financial institutions increased by $21,000 to $81,000 for the three-month period ended March 31, 1999 from $60,000 for the three-month period ended March 31, 1998 primarily due to a higher level of interest-bearing cash balances.

Interest on deposits increased by $115,000 to $1.794 million for the three-month period ended March 31, 1999 from $1.679 million for the three-month period ended March 31, 1998 as a result of higher balances and a change in the overall deposit mix. Lower rate savings accounts declined, while more costly certificates of deposit increased.

Interest on short term borrowings and long term debt increased by $62,000 to $220,000 for the three-month period ended March 31, 1999 from $158,000 for the three-month period ended March 31, 1998 due to higher levels of borrowing.

The provision for loan losses increased $31,000 for the three-month period ended March 31, 1999 as compared to the same period in 1998. The provision was the result of Management's evaluation of the adequacy of the allowance for loan losses including consideration of recoveries of loans previously charged off, the perceived risk exposure among loan types, actual loss experience, delinquency rates, and current economic conditions. The Bank's allowance for loan losses as a percent of total loans at March 31, 1999 was .97%.

The Bank's non-interest income decreased by $52,000 to $91,000 for the three-month period ended March 31, 1999 as compared to $143,000 for the same period in 1998. The decrease was primarily attributable to trading account realized and unrealized losses of $25,000 and a decrease of $22,000 in customer fees and service charges.

Non-interest expense decreased by $78,000 to $917,000 for the three-month period ended March 31, 1999 as compared to $995,000 for the same period in 1998. Compensation and benefits decreased by $82,000 to $460,000 for the three-month period ended March 31, 1999 as compared to $541,000 for the same period in 1998. This decrease is primarily attributable to a change in presentation of the portion of salaries and wages that are being deferred as loan origination costs, a reduction in ESOP expense and a decrease in employee education expense.

Occupancy expense decreased by $12,000 to $46,000 for the three-month period ended March 31, 1999 compared to $58,000 for the same period in 1998 due to lower depreciation and amortization expense.

Equipment expense increased by $3,000 to $58,000 for the three-month period ended March 31, 1999 from $55,000 for the three-month period ended March 31, 1998. The decrease was primarily due to higher maintenance expense.

Data processing fees decreased by $27,000 to $57,000 for the three-month period ended March 31, 1999 from $84,000 for the three-month period ended March 31, 1998, primarily due to conversion expenses incurred during the quarter ended March 31, 1998. Management believes the Bank's change in data processing services has also created greater efficiencies.

State franchise and deposit taxes increased by $8,000 to $38,000 for the quarter ended March 31, 1999 compared to $30,000 for the quarter ended March 31, 1998 primarily due to a higher level of deposits.

Other expenses increased by $40,000 to $173,000 for the three-month period ended March 31, 1999 from $133,000 for the three-month period ended March 31, 1998 as the result of a net increase in various other expense categories. Increases in postage expense, telephone expense and check imaging services constituted the majority of the increase.

Income tax expense decreased by $37,000 to $172,000 for the three-month period ended March 31, 1999 compared to $208,000 for the three-months ended March 31, 1998 due to lower earnings.

Results of Operations for the Nine-months Ended March 31, 1999 and 1998

Net income decreased by $339,000 to $804,000 for the nine-month period ended March 31, 1999 from $1.143 million for the nine-month period ended March 31, 1998. The primary reasons for the decrease were a $237,000 decrease in net interest income, a $29,000 increase in provision for loan losses, a $439,000 decrease in net gains on trading account securities and realized and unrealized gains on investment securities available for sale and a $38,000 decrease in other income offset by a decrease of $128,000 in noninterest expense and a $276,000 decrease in income tax expense.

Net interest income decreased by $266,000 for the nine-month period ended March 31, 1999 as compared to the nine-month period ended March 31, 1998, primarily as the result of a lower net interest margin.

Interest on loans increased by $204,000 to $7.514 million for the nine-month period ended March 31, 1999 as compared to $7.310 million for the nine-month period ended March 31, 1998. This increase is mainly attributable to a higher average balance of loans receivable outstanding.

Interest on investment securities increased by $204,000 to $2.327 million for the nine-month period ended March 31, 1999 from $2.123 million for the nine-month period ended March 31, 1998. This increase is primarily the result of higher average balances during the period.

Interest on deposits with other financial institutions increased by $7,000 to $151,000 for the nine-month period ended March 31, 1999 from $144,000 for the nine-month period ended March 31, 1998 primarily due to a higher level of interest-bearing cash balances.

Other dividend income increased by $9,000 for the nine-months ended March 31, 1999 as compared to the nine-months ended March 31, 1998 primarily due to a higher level of investment in Federal Home Loan Bank stock.

Interest on deposits increased by $500,000 to $5.434 million for the nine-month period ended March 31, 1999 from $4.934 million for the nine-month period ended March 31, 1998 as a result of higher volume and a change in the overall deposit mix. Lower rate savings accounts declined, while more costly certificates of deposit increased.

Interest on short term borrowings and long term debt increased by $160,000 to $578,000 for the nine-month period ended March 31, 1999 from $418,000 for the nine-month period ended March 31, 1998 due to higher levels of borrowing.

The provision for loan losses increased $29,000 for the nine-month period ended March 31, 1999 as compared to the same period in 1998. The provision was the result of Management's evaluation of the adequacy of the allowance for loan losses including consideration of recoveries of loans previously charged off, the perceived risk exposure among loan types, actual loss experience, delinquency rates, and current economic conditions. The Bank's allowance for loan losses as a percent of total loans, net at March 31, 1999 was .97%.

The Banks non-interest income decreased by $477,000 to $134,000 for the nine-month period ended March 31, 1999 as compared to $611,000 for the same period in 1998. The decrease was attributable to a net decrease in realized and unrealized gains (losses) on trading account securities of $428,000, realized losses on available for sale securities of $11,000, a $19,000 decrease in customer fees and service charges and a decrease of $18,000 in other income. The decrease in realized and unrealized gains on trading account securities was primarily the result of a reduction in the market value of equity securities included in the trading account portfolio. The trading account portfolio is comprised of common stocks of other financial institutions, which were adversely affected by the recent decline in the equities market and have not rebounded as quickly as the overall market. The decrease in other income was mainly attributable to a gain on real estate sold in 1998 and the loss of rental income from properties sold.

Non-interest expense decreased by $128,000 to $2.699 million for the nine-month period ended March 31, 1999 as compared to $2.827 million for the same period in 1998. Compensation and benefits decreased by $161,000 to $1.295 million for the nine-month period ended March 31, 1999 as compared to $1.457 million for the same period in 1998. This decrease is primarily attributable to a change in presentation of the portion of salaries and wages that are being deferred as loan origination costs, a decrease in ESOP expense and a reduction in employee education expense.

Occupancy expense decreased by $21,000 to $144,000 for the nine-month period ended March 31, 1999 compared to $165,000 for the same period in 1998 primarily due to lower depreciation expense.

Equipment expense decreased by $11,000 to $161,000 for the nine-month period ended March 31, 1999 from $171,000 for the nine-month period ended March 31, 1998. These decreases were primarily due to lower depreciation expense.

Data processing fees decreased by $32,000 to $176,000 for the nine-month period ended March 31, 1999 from $209,000 for the nine-month period ended March 31, 1998 primarily due to an increased level of efficiency resulting from a change in the Bank's core provider of data processing services and additional costs associated with the Bank's data processing conversion in 1998.

Legal and professional fees increased by $22,000 for the nine-month period ended March 31, 1999 primarily due to higher consulting fees.

Advertising expense decreased by $25,000 to $81,000 for the quarter ended March 31, 1999 compared to $106,000 for the quarter ended March 31, 1998 primarily due to a lower level of advertising activity.

State franchise and deposit taxes increased by $16,000 for the nine-month period ended March 31, 1999 due to a higher level of taxable capital and deposits.

Other expenses increased by $83,000 to $525,000 for the nine-month period ended March 31, 1999 from $443,000 for the nine-month period ended March 31, 1998 primarily as the result of a $25,000 loss resulting from employee theft. The remaining increases were comprised of various other expense categories.

Income tax expense decreased by $276,000 to $466,000 for the nine-month period ended March 31, 1999 compared to $743,000 for the six months ended March 31, 1998 due to a lower level of taxable income.

Year 2000

The Company has completed an assessment of its computer systems, including its information and non-information systems, and identified those systems that it believes could be affected by the Year 2000 issue. It has also developed an implementation plan to address the issue and has tested the majority of its internal mission critical hardware and software systems to determine if they are Year 2000 compliant. While the Company has exposure to several risks related to Year 2000, the primary risk to the Company of not complying with Year 2000 is the potential inability to correctly process and record customer loan and deposit transactions.

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

The Company outsources a significant portion of its data processing to an outside provider. A worst case scenario for the Company would likely involve non-compliance with Year 2000 by its primary data processor in such a manner that would leave the Company in a position where it could not correctly process and record customer loan and deposit transactions. While the Company has successfully tested its primary data processing system for compliance with Year 2000, it cannot guarantee that the systems of this and other companies on which the Company's systems rely will be timely converted and not have a material effect on the Company. Other parties whose year 2000 compliance may effect the Company include the Federal Home Loan Bank of Cincinnati, the Federal Reserve Bank of Cincinnati, vendors who support loan and deposit documentation software, the operations of the Company's ATM network, and these third parties have indicated their compliance or intended compliance. Where it is possible to do so, the Company has scheduled testing with these third parties. Where testing is not possible, the Company will rely on certifications from vendors and service providers. A failure to resolve year 2000 issues by governmental agencies, utilities and telecommunications companies on whom the Company is dependent could also adversely effect the Company. There can be no assurances that the Company's year 2000 plan will effectively address the year 2000 issue, that the impact of any failure of the Company's third-party vendors and service providers to be year 2000 compliant will not have a material effect on the Company's business, financial condition or results of operations.

The Company has, through March 31, 1999, incurred certain costs, not including salary expense, related to Year 2000. A portion of these costs were incurred in connection with the recent conversion of the Company's primary data processing system. Costs incurred through March 31, 1999 total approximately $326,000 and include $205,000 for equipment, $65,000 for software, $12,000 for de-conversion fees that were paid to the previous data processing provider, $38,000 for training and $6,000 for the initial assessment. At March 31, 1999, the Company expects to incur additional costs associated with testing but does not expect these costs to be material to the Company's financial condition or results of operations.

The Company does not have, at March 31, 1999, any material commitments to purchase new equipment, software or to incur material costs to modify its existing system for year 2000 compliance and does not believe that any material amounts of its existing computer hardware or software is impaired. The Company has assessed the impact of Year 2000 on its commercial-lending customers, and believes that the impact, in terms of potential credit exposure, is not material. The majority of the Company's commercial lending portfolio consists of commercial real estate loans that are made to companies that are not highly technology intensive.

Asset/Liability Management - Quantitative and Qualitative Disclosures about Market Risk

Key components of a successful asset/liability strategy are the monitoring and managing of interest rate sensitivity of both the interest-earning asset and interest-bearing liability portfolios. Home Federal has employed various strategies intended to minimize the adverse effect of interest rate risk on future operations by providing a better match between the interest rate sensitivity of its assets and liabilities. In particular, the Bank's strategies are intended to stabilize net interest income for the long-term by protecting its interest rate spread against increases in interest rates. Such strategies include the origination of adjustable-rate mortgage loans secured by one-to-four family residential real estate and the origination of consumer and other loans with greater interest rate sensitivities than long-term, fixed-rate residential mortgage loans. Although customers typically prefer fixed-rate mortgage loans in a low interest rate environment, Home Federal has been successful in originating adjustable-rate loans in recent years. In addition, the Bank has used excess funds to invest in various short-term investments including mortgage-backed securities with terms of seven years or less, U.S. Government Treasury and Agency securities with terms of ten years or less and other short-term investments.

Asset/liability management in the form of structuring cash instruments provides greater flexibility to adjust exposure to interest rates. During periods of high interest rates, management believes it is prudent to offer competitive rates on short-term deposits and less competitive rates for long-term liabilities. This posture allows the Bank to benefit quickly from declines in interest rates. Likewise, offering more competitive rates on long-term deposits during the low interest rate periods allows the Bank to extend the re-pricing and/or maturity of its liabilities thus reducing its exposure to rising interest rates.

The Bank does not have a trading account for any class of financial instrument nor does it engage in hedging activities or purchase high-risk derivative instruments. Furthermore, the Bank is not subject to foreign currency exchange rate risk or commodity price risk.

The Bank uses interest rate sensitivity analysis to measure its interest rate by computing changes in net portfolio value of its cash flows from assets, liabilities and off-balance sheet items in the event of a range of assumed changes in market interest rates. Net portfolio value represents the market value of portfolio equity and is equal to the market value of assets minus the market value of liabilities, with adjustments made for off-balance sheet items. This analysis assesses the risk of loss in market risk sensitive instruments in the event of a sudden and sustained 100 to 400 basis point increase or decrease in market interest rates with no effect given to any steps that management might take to counter the effect of that interest rate movement. Using data compiled by the OTS, the Bank receives a report that measures interest rate risk by modeling the change in net portfolio value over a variety of interest rate scenarios. The most recent interest sensitivity analysis the Bank received from the OTS measured the Bank's interest risk at December 31, 1998.

                           HFB FINANCIAL CORPORATION

                                    PART II

                               OTHER INFORMATION


Item 1.   Legal Proceedings

             None

Item 2.   Changes in Securities

             None

Item 3.   Defaults upon Senior Securities

             None

Item 4.   Submission of Matters to a Vote
             of Security Holders

             None

Item 5.   Other Information

             None

Item 6.   Exhibits and Reports on Form 8-K

             a. Exhibits

                None

             b. Reports on Form 8-K

                None

                           HFB FINANCIAL CORPORATION

                                  Signatures

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



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


Dated: May 12, 1999