Form 10KSB
period 1999-06-30
HFB FINANCIAL CORP
filed 1999-09-28
CIK 892157

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                              --------------------
                                   FORM 10-KSB

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934

For the fiscal year ended June 30, 1999

[ ] TRANSITIONAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the transition period from __________ to __________

                           Commission File No. 0-20956

                            HFB FINANCIAL CORPORATION

             (Exact name of registrant as specified in its charter)

             Tennessee                                 61-1228266
     ----------------------------                    ----------------
     (State or other jurisdiction                    (I.R.S. employer
    of incorporation or organization)               identification no.)

1602 Cumberland Avenue, Middlesboro, Kentucky                   40965
---------------------------------------------                ----------
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

Registrant's revenues for the fiscal year ended June 30, 1999:  $13,882,000

The registrant's voting stock is listed on the OTC Bulletin Board published by the National Association of Securities Dealers ("OTC Bulletin Board"). The aggregate market value of the voting stock held by nonaffiliates of the registrant, based on the $13.75 per share closing sales price of the registrant's common stock as quoted on the OTC Bulletin Board on September 23, 1999, was $12,914,522. For purposes of this calculation, it is assumed that directors and officers of the registrant are affiliates. As of September 1, 1999, the registrant had 1,100,985 shares of common stock outstanding, of which 161,747 were held by affiliates.

Transitional Small Business Disclosure Format   Yes             No    X

                       DOCUMENTS INCORPORATED BY REFERENCE

     1. Portions of Annual Report to Stockholders for the Fiscal Year Ended June 30, 1999. (Parts I and II)

     2. Portions of Proxy Statement for the 1999 Annual Meeting of Stockholders. (Part III)

                                     PART I

ITEM 1.  BUSINESS

GENERAL

     HFB Financial Corporation (the "Company") is the sole stockholder of, and acts as the holding company for, Home Federal Savings Bank ("Home Federal" or the "Bank"). The Company has no significant assets other than capital stock of the Bank and a portfolio of trading account equity securities. The Company qualifies as a unitary savings and loan holding company and is subject to regulation by the Office of Thrift Supervision ("OTS"). The Company's principal business is the business of the Bank and its subsidiary. Therefore, references to the "Company" in this Form 10-KSB are to both the Company and the Bank. The Bank operates through two full service offices in the Southeastern Kentucky communities of Middlesboro and Harlan and one full service office in the East Tennessee community of New Tazewell. The Company is in the process of acquiring another branch in Harlan, Kentucky, that includes approximately $17.5 million in deposits and $478,000 in fixed assets and is subject to regulatory approval. At June 30, 1999, the Company had total assets of $190.4 million, deposits of $154.0 million, net loans receivable of $120.7 million and stockholders' equity of $17.8 million.

     The executive offices of the Company are located at 1602 Cumberland Avenue, Middlesboro, Kentucky 40965, and the telephone number is (606) 248-1095.

     The Company is engaged principally in the business of accepting deposits from the general public and originating permanent loans that are secured by one- to four-family residential properties located in its market area. The Company also originates consumer loans and commercial real estate loans, and maintains a substantial investment portfolio of mortgage-backed and other investment securities.

     The Company has taken certain actions in order to address issues relating to the Year 2000, and the proper functioning of computer and data processing equipment. For more information, see "Item 6. -- Management's Discussion and Analysis of Financial Condition and Results of Operations."

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

LENDING ACTIVITIES

     General. The Company originates loans primarily through its main office located in Middlesboro, Kentucky. The principal lending activity of the Company is the origination of conventional mortgage loans for the purpose of purchasing or refinancing owner-occupied, one- to four-family residential properties in its primary market areas. Conventional mortgage loans are primarily adjustable-rate mortgage loans with a small amount of fixed-rate mortgage loans which are not insured or guaranteed by federal agencies. The Company does not originate Federal Housing Administration-insured or Veterans Administration-insured loans. The Company does originate consumer loans on a direct basis. In addition, the Company also makes conventional mortgage loans for the purpose of constructing one- to four-family residences and loans to construct commercial and multi-family real estate.

     The Company emphasizes the origination of adjustable-rate loans and short-term loans in order to increase the interest rate sensitivity of its loan portfolio. However, the Company also continues to offer long-term, fixed-rate conventional mortgage loans (25 year terms or less), originated for its portfolio.

ANALYSIS OF LOAN PORTFOLIO

     Set forth below is selected data relating to the composition of the Company's loan portfolio at the dates indicated. As of June 30, 1999, the Company had no concentrations of loans exceeding 10% of total loans other than as disclosed below.

                                                               At June 30,
                                                       ------------------------
                                                          1999          1998
                                                       ----------     ---------
                                                         Amount         Amount
                                                              (In thousands)

Real estate loans:
  Single and multi-family mortgage loans...........       95,294      $  94,153
  Commercial real estate loans.....................       10,745         10,411
Real Estate construction loans.....................       12,996          8,636
                                                         -------      ---------
  Total real estate loans..........................      119,035        113,200
                                                         -------      ---------

Consumer loans:
  Loans on deposits................................        1,795          1,995
  Home improvement loans...........................          828          1,176
  Automobile loans.................................        1,109          1,685
  Other(1).........................................        2,180          1,617
                                                         -------      ---------
     Total consumer loans..........................        5,912          6,473
                                                         -------      ---------

Commercial loans...................................           98            353
                                                         -------      ---------

Total gross loans..................................      125,045        120,026

Less:
  Undisbursed portion of mortgage loans............        2,931          2,757
  Allowances for loan losses.......................        1,212            973
  Unamortized discount and deferred loan
    fees, net......................................          160            125
                                                         -------      ---------
Total..............................................      120,742      $ 116,171
                                                         =======      =========

(1)     Includes home equity lines of credit.

     The following table sets forth certain information as of June 30, 1999 regarding the dollar amount of principal repayments becoming due during the periods indicated for loans. Demand loans, loans having no schedule of repayments and no stated maturity, and overdrafts are reported as due in one year or less. The table below does not include any estimate of prepayments which significantly shorten the average life of all mortgage loans and may cause the Company's actual repayment experience to differ from that shown below.

                                                               Due After One
                                              Due in One       Year through     Due after Five
                                             Year or Less        Five Years          Years            Total
                                             ------------        ----------          -----            -----
                                                               (In thousands)
Real estate mortgage loans..........       $     5,265        $    23,825       $    76,949      $  106,039
Real estate construction loans......               650              2,924             9,422          12,996
Consumer loans (1)..................             3,082              2,609               221           5,912
Commercial loans....................                73                 25                --              98
                                           -----------        -----------       -----------      ----------
  Total gross loans.................       $     9,070        $    29,383       $    86,592      $  125,045
                                           ===========        ===========       ===========      ==========

(1) Includes second mortgages and home equity lines of credit.

     The following table sets forth as of June 30, 1999 the dollar amount of all the loans due after one year ending June 30, 1999 and distinguishes between those with predetermined (i.e., fixed) interest rates and those with floating or adjustable interest rates.

                                                      Floating or
                                     Predetermined    Adjustable
                                        Rate             Rates          Total
                                        ----             -----          -----
                                                     (In thousands)

Real estate mortgage loans.....    $      15,164    $     85,610    $  100,774
Real estate construction loans.            2,117          10,229        12,346
Consumer loans (1).............            2,830              --         2,830
Commercial loans...............               25              --            25
                                   -------------    ------------    ----------
   Total gross loans...........    $      20,136    $     95,839    $  115,975
                                   =============    ============    ==========

     One- to Four-Family Real Estate Lending. The primary emphasis of the Company's lending activity is the origination of conventional loans secured by owner occupied, one- to four-family residential properties. The Company's conventional mortgage loan originations are generally for terms of 10 to 30 years, amortized on a monthly basis, with principal and interest due each month. Borrowers may refinance or prepay loans at their option without penalty. Conventional residential mortgage loans granted by the Company customarily contain "due-on-sale" clauses which permit the Company to accelerate the indebtedness of the loan upon transfer of ownership of the mortgaged property.

     The Company's lending policies generally limit the maximum loan-to-value ratio on mortgage loans secured by owner-occupied properties to 81% and 95% of the lesser of the appraised value or purchase price. The maximum loan-to-value ratio on mortgage loans secured by non-owner-occupied properties and/or used for refinancing purposes is also 80%. The Company does originate some 81%-95% loan-to-value ratio loans. The Company requires private mortgage insurance on these loans and charges a higher effective interest rate on such loans to account for the additional risk which 81%-95% loan-to-value ratio loans carry.

     The Company also originates conventional fixed-rate mortgage loans on one-to-four family residential properties, the majority of which have a maximum term to maturity of 15 years. The Company originates and holds its fixed-rate mortgage loans in its portfolio as long-term investments.

     In addition, the Company engages in a limited, but increasing amount of construction lending, involving loans to qualified borrowers for construction of one- to-four family residential properties. These properties are primarily located in the Company's market area. All construction loans are secured by a first lien on the property under construction. Construction/permanent loans generally have adjustable interest rates and are underwritten in accordance with the same terms and requirements as the Company's permanent mortgages, except the loans generally provide for disbursement in stages during a construction period of up to six months, during which period the borrower is required to make monthly payments of accrued interest on the outstanding loan balance. Interim construction loans generally have fixed interest rates, terms of up to six months and a maximum loan-to-value ratio of 80%. Borrowers must satisfy all credit requirements which would apply to the Company's permanent mortgage loan financing for the subject property.

     The Company also originates consumer loans, primarily savings account loans, automobile loans, home equity loans and lines of credit, second mortgage loans and other consumer loans secured by mortgages on residences. The Company also makes a limited amount of unsecured loans.

     The Company has historically engaged in a limited amount of commercial and multi-family real estate lending. The Company generally makes commercial and multi-family real estate loans available on properties in its market area, with terms of 20 years or less, loan-to-value ratios of 80% or less and adjustable rates of interest. In addition, the Company, from time to time, purchases whole loans or participation interests in loans on commercial and multi-family real estate located in Kentucky and Eastern Tennessee.

     Asset Classification and Allowance for Loan Losses. Federal regulations require savings associations to the Company clarifies its loan assets as a "substandard," "doubtful" or "loss," if warranted. Assets classified as substandard or doubtful require a general allowances for loan losses. If an asset or portion thereof is classified as loss, specified allowances for loan losses in the amount of 100% of the portion of the asset classified loss must be established, or else the loan must be charged off. An asset which does not currently warrant classification but which possesses weaknesses or deficiencies deserving close attention is required to be designated as "special mention." Currently, general loss allowances established to cover possible losses related to assets classified substandard or doubtful may be included in determining an institution's regulatory capital, while specific valuation allowances for loan losses do not qualify as regulatory capital. The Company has determined that at June 30, 1999 it had $1.4 million in assets classified as substandard, $351,000 in assets classified as doubtful and $655,000 in assets classified as loss. In addition, the Company had $623,000 in assets designated as special mention. Depending on their future performance, it is possible that these loans might be required to be classified in future periods.

     The following table sets forth an analysis of the Company's allowance for loan losses for the periods indicated.

                                                    For the Year Ended June 30,
                                                  ------------------------------
                                                       1999             1998
                                                       ----             ----
                                                      (Dollars in Thousands)

Balance at Beginning of Period...................  $      973       $      710
                                                   ----------       ----------
Loan charged-offs:
  Consumer.......................................          16               11
Total charge-offs                                          16               11
                                                   ----------       ----------

Recoveries:
  Consumer.......................................           2               --

Total Recoveries.................................           2               --
                                                   ----------       ----------
Net loan recoveries (chargeoffs).................         (14)              --
                                                   ----------       ----------
Provision for Loan Losses........................         253              274
                                                   ----------       ----------

Balance at end of period......................... $     1,212      $       973
                                                  ===========      ===========

Ratio of allowance for losses to
   gross loans receivable........................       .97%              .81%
                                                  ===========      ===========

Ratio of net loan chargeoffs to average loans
  outstanding during the period..................        .01%             .01%
                                                  ===========      ===========

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

                                                         Year Ended June 30,
                                 ---------------------------------------------------------------------
                                              1999                                 1998
                                 --------------------------------     --------------------------------
                                                 % of Loans                             % of Loans
                                                    in Each                              in Each
                                                    Category                             Category
                                                    to Total                             to Total
                                     Amount        Gross Loans            Amount        Gross Loans
                                     ------        -----------            ------        -----------
                                        (Dollars in thousands)

Residential and commercial
  Real estate loans............  $    1,210           95.19%          $      970           94.31%
Consumer loans.................           2            4.72                    3            5.39
Commercial loans...............          --             .09                   --             .30
                                 ----------       ---------           ----------       ---------
   Total allowance for
    Loan losses................  $    1,212          100.00%          $      973          100.00%
                                 ==========       =========           ==========       =========

     Non-Performing Loans and Other Problem Assets. Management reviews the credit quality of the Company's loans on a regular basis. After residential mortgage loans become past due more than 90 days, the Company generally establishes an allowance for uncollectible interest for the amount by which the principal balance and uncollected interest exceeds 90% of the appraised value of the property. Commercial and multi-family real estate loans generally are placed on non-accrual status if the borrower is placed in bankruptcy proceedings, or management concludes that payment in full is not likely. In accordance with the agreement, the Company has no further recourse to recover the deficiency. Consumer and commercial loans generally are charged off, or any expected loss is reserved for, after they become more than 90 days past due. The Company accrues interest on delinquent loans past due more than 90 days without establishing a reserve when management concludes such action is warranted, such as in the event the loan is exceptionally well collateralized or the borrower establishes the temporary nature of the delinquency. Loans are charged off when management concludes that they are uncollectible.

     Real estate acquired by the Company as a result of foreclosure is classified as real estate owned until such time as it is sold. When such property is acquired, it is recorded at the lower of the unpaid principal balance or its fair market value (less estimated selling cost at the date of foreclosure). Any required write-down of the loan to its fair market value upon foreclosure is charged against the allowance for loan losses.

     The following table sets forth information with respect to the Company's nonperforming assets at the dates indicated. No loans were recorded as restructured loans within the meaning of Statement of Financial Accounting Standards No. 15, at the dates indicated.

                                                            At June 30,
                                                   ----------------------------
                                                        1999            1998
                                                        ----            ----
                                                       (Dollars in thousands)

Loans accounted for on a nonaccrual basis (1) .... $     1,416      $        --
                                                    ----------       ----------
Accruing loans which are contractually
  past due 90 days or more:  (1)
     Real estate.................................. $       521      $       677
     Consumer.....................................           5               40
     Commercial...................................          --               --
                                                   -----------      -----------
Total of nonaccrual and 90 days
  or more past due loans.......................... $     1,942      $       717
                                                   -----------      -----------
Real Estate owned.................................          --               --
                                                   -----------      -----------
   Total nonperforming assets..................... $     1,942      $       717
                                                   ===========      ===========
Nonaccrual and 90 days or more past due
  Loans as a percentage of total loans, net.......       1.61%             .62%
                                                   ===========      ===========
Nonaccrual and 90 days or more past due
  Loans as a percentage of total assets, net......       1.02%             .41%
                                                   ===========      ===========
Nonperforming assets as a percentage of
  Total assets....................................       1.02%             .41%
                                                   ===========      ===========

(1) Interest on delinquent loans is accrued to income to the extent considered collectible.

     As of June 30, 1999, the Company had a total of $936,000 in 19 single family loans classified as "substandard." As of June 30, 1999, the Company had $5,000 in consumer loans classified and $441,000 in two single family residential loans classified as "special mention."

     In addition, the Company had 6 commercial real estate loans to one borrower totaling $1.0 million, of which $303,000 had been classified as "substandard", $100,000 had been classified as "doubtful" and $607,000 had been classified as "loss." The largest property, a hotel-restaurant operation, has suffered severe cash flow problems. The borrower is currently in bankruptcy and is actively working to obtain new financing. Management believes that these loans have been adequately classified and reserved for, but continues to monitor them as to their collectibility and as to any possible losses the Company could incur, or additional reserves that may need to be established. On September 16, 1999, $875,000 of these loans were paid off by means of financing by another lender, $303,000 of which was classified as substandard and $572,000 of which was classified as loss.

     The Company also had, at June 30, 1999, loans to principals and related parties of this one borrower totaling $515,000. Of these loans, $181,000 were classified as "special mention", $140,000 as "substandard", $165,000 as "doubtful" and $29,000 as "loss". Through September 23, 1999, $17,000 has been paid on the doubtful portion of these loans and $29,000 has been paid on the portion classified as "loss".

     At June 30, 1999, $202,000 would have been recognized as interest income had these loans been in a current status.

     As of June 30, 1999, The Company had no real estate owned.

     At June 30, 1999, the Company had no other loans of a material amount which were not classified as non-accrual, past due 90 days or more or restructured but where known information about possible credit problems of borrowers caused management to have serious doubts as to the ability of the borrowers to comply with present loan repayment terms and could result in future disclosure as non-accrual, 90 days past due or restructured.

INVESTMENT ACTIVITIES

     The Company is required under federal regulations to maintain a minimum amount of liquid assets, which can be invested in specified short-term securities, and is also permitted to make certain other investments. Liquidity levels may be increased or decreased depending upon the yields on investment alternatives, management's judgment as to the attractiveness of the yields then available in relation to other opportunities, its expectations of the level of yield that will be available in the future and its projections as to the short-term demand for funds to be used in the Company's loan origination and other activities.

     The general objectives of the Company's investment policy are to (i) protect the Company's depositor resources, (ii) maintain liquidity levels to meet the operational needs of the Company and applicable regulatory requirements, (iii) reduce credit risk by investing in high quality, diverse investments, (iv) serve as a hedge against significant interest rate shifts, (v) contribute to earnings in a stable and dependable manner without compromising the goals of liquidity and safety, and (vi) provide collateral for pledging needs. The Company's investment activities are conducted by the Investment Committee and supervised by the Board of Directors. An investment policy has been adopted by the Board which provides for maintenance of the investment portfolio for the purpose of providing earnings and ensuring a minimum liquidity reserve. In accordance with the investment policy, management has primarily invested in U.S. Treasury securities backed by the full faith and credit of the United States and government agency securities, mortgage-backed securities issued by FHLMC, FNMA, or GNMA, federal funds sold, and federally insured interest-bearing deposits in other financial institutions. General obligation and bank qualified bonds of municipalities within the market areas served by the Company and which are considered to possess acceptable credit and limited default risk are also considered for investment.

     The Board of Directors of the Company has authorized the existence of a trading account in an amount not to exceed 8% of total assets for the purpose of taking advantage of favorable short-term market conditions. The Company's investment policy specifies that securities traded within this account must be U.S. Treasury or agency obligations. Securities in the trading account are marked to market on a monthly basis. During the year ended June 30, 1999 there was no trading activity. At June 30, 1999, there were no securities held in the Company's trading account.

     The Board of Directors of the Company has authorized a trading account of up to $1.0 million for investing in common stocks of publicly traded thrifts which are considered to be undervalued. The Company had $1.0 million invested in common stock of publicly held thrift institutions at June 30, 1999.

     The Company, in accordance with generally accepted accounting principles, reports its investment securities, available for sale, at current market value, with unrealized gains or losses, net of tax effect, adjusted through equity and realized gains or losses in income when securities are sold. Investment securities, held to maturity, are reported at cost as adjusted for unaccredited discounts and unamortized premiums.

     The following table sets forth the carrying value of the Company's investment securities at the dates indicated.

                                                            At June 30,
                                                   ----------------------------
                                                        1999            1998
                                                        ----            ----
                                                      (Dollars in Thousands)

Investment securities, available for sale:

  U.S. Treasury and Federal Agency obligations.....$    25,241      $    18,238
                                                   -----------      -----------

Total investment securities, available for sale....$    25,241      $    18,238
                                                   -----------      -----------
Investment securities, held to maturity:
  U.S. Treasury and Federal Agency obligations.....$     7,731      $     6,497
                                                   -----------      -----------
Total investment securities, held to maturity......$     7,731      $     6,497
                                                   -----------      -----------
Total investment securities, available for
  Sale and held to maturity........................$    32,972      $    24,735
                                                   ===========      ===========

     The  following  table  sets  forth  the   distributions  of  maturities  of
securities at amortized cost at June 30, 1999.

                                                                 At June 30, 1999
                                ------------------------------------------------------------------------------------
                                 One Year          One to        Five to Ten        More than       Total Investment
                                  or Less        Five Years         Years           Ten Years         Portfolio
                                  -------        ----------         -----           ---------         ---------
                                                              (Dollars in thousands)
Investment securities,
  available for sale:
    U.S. Treasury and
    Federal Agency
    obligations.........        $  2,006         $  4,526        $  13,525         $  5,184         $  25,241
    Total investment
    securities, available for
    sale................           2,006            4,526           13,525            5,184            25,241
                                --------         --------        ---------            -----            ------

Investment securities, held
  to maturity
    U.S. Treasury and
    Federal Agency
    obligations.........             502            1,680            4,513            1,036             7,731
                                --------         --------        ---------         --------         ---------
   Total investment
   securities, held to               502            1,680            4,513            1,036             7,731
   maturity.............        --------         --------        ---------         --------         ---------

   Total investment
   Securities, available for
   sale and held to maturity       2,508            6,206           18,038            6,220            32,972
                                ========         ========        =========         ========         =========

  Weighted average yield            5.91             6.23             6.37             6.61              6.37
                                ========         ========        =========         ========         =========

MORTGAGE-BACKED SECURITIES ACTIVITIES

     In accordance with the Company's investment policy, management invests in mortgage-backed securities issued by Freddie Mac, Fannie Mae, and Ginnie Mae.

     The  following   table  sets  forth  the   composition   of  the  Company's
mortgage-backed securities portfolio at the dates indicated.

                                                                                          At June 30,
                                                                     -------------------------------------------------------
                                                                              1999                          1998
                                                                     -----------------------    --------------------------
                                                                       Amount         %             Amount          %
                                                                       ------         -             ------          -
                                                                                     (Dollars in thousands)

Mortgage-backed securities, available for sale:
  Freddie Mac.................................................       $      744        2.82%     $     1,375       6.05%
  Fannie Mae..................................................            4,786       18.18            3,912      17.22
  Ginnie Mae..................................................            6,528       24.80            3,380      14.88
                                                                        -------   ---------        ---------    -------
Total mortgage-backed securities available for sale...........           12,058       45.80            8,667      38.15
                                                                        -------   ---------        ---------    -------
Mortgage-backed securities, held to maturity:
  Freddie Mac.................................................            1,074        4.08              581       2.56
  Fannie Mae..................................................            9,921       37.69            9,957      43.83
  Ginnie Mae..................................................            3,272       12.43            3,512      15.46
                                                                        -------   ---------        ---------    -------
Total mortgage-backed securities, held to maturity............           14,267       54.20           14,050      61.85
                                                                        -------   ---------        ---------    -------
Total mortgage-backed securities, available
  for sale and held to maturity...............................           26,325      100.00%          22,717     100.00%
                                                                        =======   =========        =========    =======

DEPOSIT ACTIVITY AND OTHER SOURCES OF FUNDS

     GENERAL. Deposits are a significant source of the Company's funds for lending and other investment purposes. In addition to deposits, the Company derives funds from loan principal repayments and interest payments and maturing investment securities. Loan repayments and interest payments are a relatively stable source of funds, while deposit inflows and outflows are significantly influenced by general interest rates and money market conditions. Borrowings may be used on a short-term basis to compensate for reductions in the availability of funds from other sources, or on a longer term basis for general business purposes.

     DEPOSITS. Deposits are attracted principally from within the Company's primary market area through the offering of a variety of deposit instruments, including passbook and statement accounts and certificates of deposit. Deposit account terms vary, principally on the basis of the minimum balance required, the time periods the funds must remain on deposit and the interest rate. The Company also offers individual retirement accounts ("IRAs") and Keogh Plans.

     The Company's policies are designed primarily to attract deposits from local residents through its branch network rather than to solicit deposits from areas outside its primary market. The Company does not accept deposits from brokers due to the volatility and rate sensitivity of such deposits. Interest rates paid, maturity terms, service fees and withdrawal penalties are established by the Company on a periodic basis. Determination of rates and terms are predicated upon funds acquisition and liquidity requirements, rates paid by competitors, growth goals and federal regulations.

     The following table sets forth the average balances and interest rates for the Company's deposit accounts by type of deposit for the periods indicated.

                                            Year Ended June 30,
                           ----------------------------------------------------
                                    1999                          1998
                           ------------------------    ------------------------
                             Average    Average          Average       Average
                             Amount        Rate           Amount         Rate
                             ------        ----           ------         ----
                                           (Dollars in thousands)

NOW and money market
  deposit accounts......... $  13,423       1.95%      $   11,823        2.18%
Passbook accounts..........     8,008       2.48            9,140        2.72
Certificates...............   127,857       5.29          116,570        5.32
                              -------      -----       ----------      ------
  Total....................   149,288       4.83%         137,533        4.88%
                              =======      =====       ==========      ======

     The following table indicates the amount of the Company's certificates of deposit of $100,000 or more by time remaining until maturity as of June 30, 1999. Most of the Company's deposits of over $100,000 come from individual depositors in the Company's market area.

                                                                Certificates
                  Maturity Period                                of Deposit
                  ---------------                                ----------
                                                               (In thousands)

     Three months or less                                         $  11,249
     Over three through six months                                    5,632
     Over six through twelve months                                  14,730
     Over twelve months                                               9,015
                                                                  ---------
          Total                                                   $  40,626
                                                                  =========

     Management attributes the net increase in deposits for the year ended June 30, 1999 to general economic conditions and competition in the local market. The Company does not offer premiums for deposits, and in the past has not offered interest rates on deposits which exceed the average rates paid by other financial institutions in its market area. Due to aggressive competition, the Company has recently instituted promotions offering higher rates on deposits to maintain its market share. Management anticipates that this trend will continue over the next twelve months.

     BORROWINGS. Savings deposits historically have been the primary source of funds for the Company's lending and investment activities and for its general business activities. The Company is authorized, however, to use advances from the FHLB of Cincinnati to supplement its supply of lendable funds and to meet deposit withdrawal requirements. All of the advances are collateralized by FHLB stock and single family first mortgage loans with aggregate principal balances totaling 150% of the outstanding amount of advances. The FHLB of Cincinnati functions as a central reserve bank providing credit for savings institutions and certain other member financial institutions. As a member, the Company is required to own capital stock in the FHLB and is authorized to apply for advances on the security of such stock and certain of its home mortgages and other assets (principally, securities which are obligations of, or guaranteed by, the United States) provided certain standards related to creditworthiness have been met. The average balance of short term borrowings during the 12 months ended June 30, 1999 was $7.1 million with a weighted average rate of 5.26%. The maximum balance of short term borrowings during the 12 months ended June 30, 1999 was $7.5 million.

SUBSIDIARY ACTIVITIES

     The Company's only subsidiary is Home Service Corporation in which its investment was $1.9 million at June 30, 1999. Home Service Corporation's principal activity is that of ownership and rental of the Company's main office building in Middlesboro, Kentucky and a branch office in New Tazewell, Tennessee. Home Service Corporation also owns and rents two other properties to unrelated parties. These properties are contiguous to the Company's main office and being held for future expansion.

COMPETITION

     The Company experiences substantial competition both in attracting and retaining savings deposits and in the making of mortgage and other loans.

     Direct competition for savings deposits comes from other savings institutions, credit unions, regional bank holding companies and commercial banks located in its primary market area. Significant competition for the Company's other deposit products and services comes from money market mutual funds, brokerage firms, insurance companies and retail stores. The primary factors in competing for loans are interest rates and loan origination fees and the range of services offered by various financial institutions. Competition for origination of real estate loans normally comes from other savings institutions, commercial banks, mortgage bankers, mortgage brokers and insurance companies.

     The Company's primary competition comprises the commercial banks near each of the Company's branch offices. In Middlesboro, where the Company's main office is located, primary competition consists of two banks and one savings bank. In Harlan, Kentucky where a branch office is located, the Company's primary competition is three banks. In New Tazewell, Tennessee, where a branch office is located, the Bank's primary competition is three banks.

     The Company is able to compete effectively in its primary market area by offering competitive interest rates and loan fees, and a wide variety of deposit products, and by emphasizing personal customer service. Management believes that, as a result of the Company's commitment to competitive pricing, varied products and personal service, the Company has developed a solid base of core deposits and the loan origination quality and volume are among the leaders in the Company's market area.

EMPLOYEES

     As of June 30, 1999, the Company and its subsidiary had 53 full-time employees, none of whom was represented by a collective bargaining agreement. The Company believes that it enjoys excellent relations with its personnel.

                                   REGULATION

GENERAL

     As a federal savings bank, Home Federal is subject to regulation, supervision and regular examination by the OTS. Federal banking laws and regulations control, among other things, the Bank's required reserves, investments, loans, mergers and consolidations, payment of dividends and other aspects of Home Federal's operations. The deposits of the Bank are insured by the Savings Association Insurance Fund ("SAIF") administered by the FDIC to the maximum extent provided by law ($100,000 for each depositor). In addition, the FDIC has certain regulatory and examination authority over OTS-regulated savings institutions and may recommend enforcement actions against savings institutions to the OTS. The supervision and regulation of the Bank is intended primarily for the protection of the deposit insurance fund and depositors.

     As a savings institution holding company, the Company is subject to OTS regulation, examination, supervision and reporting requirements. The Company also is required to file certain reports with, and otherwise comply with the rules and regulations of, the SEC under the federal securities laws.

     The following discussion summarizes certain of the statutes, rules and regulations affecting Home Federal and the Company. A number of other statutes and regulations have an impact on their operations. The following summary of applicable statutes and regulations does not purport to be complete and is qualified in its entirety by reference to such statutes and regulations.

REGULATION OF HOME FEDERAL

     REGULATORY CAPITAL. The OTS's capital adequacy regulations require savings institutions such as the Bank to meet three minimum capital standards: a "core" capital requirement of between 3% and 5% of adjusted total assets, a "tangible" capital requirement of 1.5% of adjusted total assets, and a "risk-based" capital requirement of 8% of total risk-based capital to total risk-weighted assets. In addition, the OTS has adopted regulations imposing certain restrictions on savings institutions that have a total risk-based capital ratio of less than 8%, a ratio of Tier 1 capital to risk-weighted assets of less than 4% or a ratio of Tier 1 capital to total assets of less than 4% (or 3% if the institution is rated composite 1 under the CAMELS examination rating system). See "--Prompt Corrective Regulatory Action."

     At June 30, 1999, Home Federal exceeded its tangible, core and risk-based regulatory capital requirements. For more information, see "Selected Consolidated Financial and Other Data - Regulatory Capital Ratios" in the Annual Report filed as Exhibit 13 to this report.

     PROMPT CORRECTIVE REGULATORY ACTION. The Federal Deposit Insurance Act ("FDI Act") requires the federal banking regulators to take prompt corrective action in respect of depository institutions that do not meet certain minimum capital requirements, including a leverage limit and a risk-based capital requirement. The joint regulations of the federal banking agencies, including the OTS, classify insured depository institutions by capital levels and provide that the applicable agency will take various prompt corrective actions to resolve the problems of any institution that fails to satisfy the capital standards. Under the joint prompt corrective action regulations, a
"well-capitalized" institution is one that is not subject to any regulatory order or directive to meet any specific capital level and that has or exceeds the following capital levels: a total risk-based capital ratio of 10%, a Tier 1 risk-based capital ratio of 6%, and a ratio of Tier 1 capital to total assets ("leverage ratio") of 5%. An "adequately capitalized" institution is one that does not qualify as "well capitalized" but meets or exceeds the following capital requirements: a total risk-based capital of 8%, a Tier 1 risk-based capital ratio of 4%, and a leverage ratio of either (i) 4% or (ii) 3% if the institution has the highest composite examination rating. An institution not meeting these criteria is treated as "undercapitalized," "significantly undercapitalized," or "critically undercapitalized" depending on the extent to which its capital levels are below these standards. An institution that falls within any of the three "undercapitalized" categories will be subject to certain severe regulatory sanctions required by the FDI Act and the implementing regulations. As of June 30, 1999, Home Federal was "well-capitalized" as defined by the regulations.

     QUALIFIED THRIFT LENDER TEST. The Home Owners' Loan Act ("HOLA") and OTS regulations require all savings institutions to satisfy one of two Qualified Thrift Lender ("QTL") tests or to suffer a number of sanctions, including restrictions on activities. A savings institution must maintain its status as a QTL on a monthly basis in at least nine out of every 12 months. An initial failure to qualify as a QTL results in a number of sanctions, including the imposition of certain operating restrictions and a restriction on obtaining additional advances from its Federal Home Loan Bank. If a savings institution does not requalify under the QTL test within the three-year period after it fails the QTL test, it would be required to terminate any activity not permissible for a national bank and repay as promptly as possible any outstanding advances from its Federal Home Loan Bank. In addition, the holding company of such an institution would similarly be required to register as a bank holding company with the Federal Reserve Board. At June 30, 1999, Home Federal qualified as a QTL.

     LIMITATIONS ON CAPITAL DISTRIBUTIONS. OTS regulations impose limitations upon capital distributions by savings institutions, such as cash dividends, payments to repurchase or otherwise acquire its shares, payments to stockholders of another institution in a cash-out merger and other distributions charged against capital. Under the OTS capital distribution regulations, a savings institution that qualifies for expedited treatment of applications by maintaining specified supervisory examination ratings and that is not otherwise restricted in making capital distributions may, without prior approval by the OTS, make capital distributions during a calendar year equal to its net income for such year plus its retained net income for the preceding two years. Capital distributions in excess of such amount are subject to prior OTS approval. In addition, even if a proposed capital distribution is less than the above limit, a savings institution must give notice to the OTS at least 30 days before declaration of a capital distribution to its holding company.

     Under the OTS's prompt corrective action regulations, Home Federal would be prohibited from paying dividends if Home Federal were classified as
"undercapitalized" under such rules. See "--Prompt Corrective Regulatory Action." Further, earnings of Home Federal appropriated to bad debt reserves and deducted for federal income tax purposes are not available for payment of dividends or other distributions to Home Federal without payment of taxes at the then current tax rate by Home Federal on the amount of earnings removed from the reserves for such distributions.

     TRANSACTIONS WITH AFFILIATES AND INSIDERS. Generally, transactions between a savings association or its subsidiaries and its affiliates are required to be on terms as favorable to the association as transactions with non-affiliates. In addition, certain of these transactions, such as loans to an affiliate, are restricted to a percentage of the association's capital. Affiliates of Home Federal include the Company and any company that is under common control with the Bank. In addition, a savings association may not lend to any affiliate engaged in activities not permissible for a bank holding company or acquire the securities of most affiliates. The OTS has the discretion to treat subsidiaries of savings associations as affiliates on a case by case basis.

     Certain transactions with directors, officers or controlling persons are also subject to conflict of interest regulations enforced by the OTS. These conflict of interest regulations and other statutes also impose restrictions on loans to such persons and their related interests. Among other things, such loans must generally be made on terms that are substantially the same as for loans to unaffiliated individuals.

     RESERVE REQUIREMENTS. The Federal Reserve Board requires all depository institutions to maintain noninterest bearing reserves at specified levels against their transaction accounts (primarily checking, NOW and Super NOW checking accounts). At June 30, 1999, Home Federal was in compliance with these reserve requirements. The balances maintained to meet the reserve requirements imposed by the Federal Reserve Board may be used to satisfy liquidity requirements that may be imposed by the OTS.

     LIQUIDITY REQUIREMENTS. Home Federal is required by OTS regulations to maintain an average daily balance of liquid assets (cash, certain time deposits, bankers' acceptances, highly rated corporate debt and commercial paper, qualifying mortgage-related securities and mortgage loans, securities of certain mutual funds, and specified United States government, state or federal agency obligations) equal to the monthly average of not less than a specified percentage of its net withdrawable short-term savings deposits plus short-term borrowings. The current minimum liquid asset ratio required by the OTS is 4%. For the month ended June 30, 1999, Home Federal was in compliance with the requirement, with an average daily liquidity ratio of 27.4%.

     FEDERAL HOME LOAN BANK SYSTEM. The Federal Home Loan Bank System consists of 12 district Federal Home Loan Banks subject to supervision and regulation by the Federal Housing Finance Board ("FHFB"). The Federal Home Loan Banks provide a central credit facility primarily for member institutions. As a member of the FHLB of Cincinnati, Home Federal is required to acquire and hold shares of capital stock in the FHLB in an amount at least equal to 1% of the aggregate unpaid principal of its home mortgage loans, home purchase contracts, and similar obligations at the beginning of each year, or 1/20 of its advances (borrowings) from the FHLB, whichever is greater. Home Federal was in compliance with this requirement, with an investment in FHLB stock at June 30,

1999 of $1.3 million. Long-term FHLB advances may only be made for the purpose of providing funds for residential housing finance.

REGULATION OF THE COMPANY

     The Company is a unitary savings and loan holding company subject to regulatory oversight by the OTS. As such, the Company is required to register and file reports with the OTS and is subject to regulation and examination by the OTS. In addition, the OTS has enforcement authority over the Company and its non-savings association subsidiaries, which permits the OTS to restrict or prohibit activities that are determined to be a serious risk to the subsidiary savings association.

     As a unitary savings and loan holding company, the Company generally is not subject to activity restrictions. If the Company were to acquire control of another savings association as a separate subsidiary, it would become a multiple savings and loan holding company, and the activities of the Company and any of its subsidiaries (other than Home Federal or any other SAIF-insured savings association) would become subject to restrictions on its activities under the HOLA unless such other association qualifies as a QTL and is acquired in a supervisory acquisition.

     If Home Federal fails the QTL test, the Company must obtain the approval of the OTS prior to continuing after such failure, directly or through its other subsidiaries, any business activity other than those approved for multiple savings and loan holding companies or their subsidiaries. In addition, within one year of such failure the Company would be required to register as, and would become subject to, the restrictions applicable to bank holding companies. The activities authorized for a bank holding company are more limited than are the activities authorized for a unitary or multiple savings and loan holding company. See "--Qualified Thrift Lender Test."

     The Company must obtain approval from the OTS before acquiring control of any other SAIF-insured association. Such acquisitions are generally prohibited if they result in a multiple savings and loan holding company controlling savings associations in more than one state. However, such interstate acquisitions are permitted based on specific state authorization or in a supervisory acquisition of a failing savings institution.

ITEM 2.  PROPERTIES

     The following table sets forth the location and certain additional information regarding the Company's offices at June 30, 1999. The Company owns its main office and New Tazewell Branch, and leases its Harlan Branch.

                                      Year        Square
                                     Opened       Footage       Net Book Value
                                     ------       -------       --------------

 MAIN OFFICE:
 1602 Cumberland Avenue (1)
 Middlesboro, Kentucky                1980        9,500         $   1,194,678

 BRANCH OFFICES:
 Village Center (2)                   1975        3,300                65,601
 Harlan, Kentucky

 600 Fifth Avenue (1)
 New Tazewell, Tennessee              1995        5,000               688,957

   Total                                                          $ 1,949,236
                                                                  ===========

(1) Owned by Home Service Corporation, the Company's wholly-owned subsidiary, and leased to the Company.
(2) In November 1990, the lease on this property was renegotiated for a seven-year term with three five-year options. The annual rent is $49,752. The Company is liable to reimburse the lessor for its proportionate share of any increase in real estate taxes and insurance paid by lessor. The rent expense for years 1999 and 1998 was $48,964 and $39,803, respectively.

     DHI Computing, Inc. Provo, Utah, performs data processing and record keeping for the Company. The Company's fixtures and equipment include a network of teller terminals, several computers, Frame Relay communications equipment, ATMs and a check processing machine.

     At June 30, 1999, the net book value of the Company's premises, furniture, fixtures, equipment and land for future development was $2.4 million. The Company is in the process of building an annex building to house the Bank's operation center. The building is under construction and $246,000 had been disbursed at June 30, 1999. The estimated cost of the building is $1.0 million, and the completion date is scheduled for November 1999. It is management's opinion that all of the Company's properties are adequately covered by insurance. See "Premises and Equipment" included in the Notes to Consolidated Financial Statements in the Annual Report.

ITEM 3. LEGAL PROCEEDINGS.

     From time to time, the Company is a party to various routine legal proceedings incident to its business, including loan foreclosure actions. There are currently no material legal proceedings to which the Company, the Company or its subsidiary is a party or to which any of their property is subject.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended June 30, 1999.

                                     PART II

ITEM 5.  MARKET  FOR THE  REGISTRANT'S  COMMON  EQUITY AND  RELATED  STOCKHOLDER
         MATTERS

     The information contained under the section captioned "Market Information" in the Company's Annual Report to Stockholders for the Fiscal Year Ended June 30, 1999 (the "Annual Report") is incorporated herein by reference. For information regarding restrictions on the payment of dividends see Item 1. "Business -- Regulation -- Regulation of the Company -- Dividend Limitations."

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The information contained in the section captioned "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Annual Report is incorporated herein by reference.

ITEM 7.  FINANCIAL STATEMENTS

     The Consolidated Financial Statements and Related Notes contained in the Annual Report are incorporated herein by reference.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not applicable.

                                    PART III

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE

EXCHANGE ACT

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

(c) Management knows of no arrangements, including any pledge by any person of securities of the Company, the operation of which may at a subsequent date result in a change in control of the registrant.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by this item is incorporated herein by reference to the section captioned "Proposal I -- Election of Directors" of the Proxy Statement.

ITEM 13.  EXHIBITS, LISTS AND REPORTS ON FORM 8-K.

         (a)  LIST OF DOCUMENTS FILED AS PART OF THIS REPORT

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

     10.1    HFB Financial Corporation Stock Option Plan *

     10.2    Home Federal Bank, Federal Savings Bank Management *
             Recognition Plan

     10.3 Home Federal Bank, Federal Savings Bank Supplemental * Executive Retirement Plan

     10.4    Employment Agreement between the Bank and David B. Cook

     10.5    Employment Agreement between the Bank and Stanley Alexander, Jr.

     13 Portions of the Annual Report to Stockholders for the Fiscal Year Ended June 30, 1999

     21      Subsidiaries of the Registrant

     27      Financial Data Schedule

----------------
*        Incorporated by reference to the Corporation's  Registration  Statement
         on  Form  S-1  (33-52308)   filed  with  the  Securities  and  Exchange
         Commission on September 23, 1992.

         (b)      REPORTS ON FORM 8-K.

                  On June 15, 1999, the Corporation filed a Report on Form 8-K to report its execution of a Branch Purchase and Assumption Agreement pursuant to which it will acquire the Harlan, Kentucky branch of National City Bank of Kentucky. Pursuant to the Agreement, the Corporation will assume deposits of approximately $17.2 million and pay a related premium of approximately 3%, or $534,000. The transaction is subject to regulatory approval and is expected to close in October 1999.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        HFB FINANCIAL CORPORATION

September 21, 1999                      By: /s/ David B. Cook
                                           ---------------------------------
                                           David B. Cook
                                           President and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

 /s/ David B. Cook                                       September 21, 1999
-------------------------------------
David B. Cook
President and Chief Executive Officer
and Director
(Principal Executive Officer)

/s/ Stanley Alexander, Jr.                               September 21, 1999
-------------------------------------
Stanley Alexander, Jr.
Chief Financial Officer
(Principal Financial and Accounting Officer)

/s/ E. W. Nagle                                          September 21, 1999
-------------------------------------
E. W. Nagle
Director


/s/ Frank W. Lee                                         September 21, 1999
-------------------------------------
Frank W. Lee
Secretary-Treasurer and Director

/s/ Frances Coffey Rasnic                                September 21, 1999
-------------------------------------
Frances Coffey Rasnic
Director

/s/ Charles Harris                                       September 21, 1999
-------------------------------------
Charles Harris
Director

/s/ Earl Burchfield                                      September 21, 1999
-------------------------------------
Earl Burchfield
Director

/s/ Robert V. Costanzo                                   September 21, 1999
-------------------------------------
Robert V. Costanzo
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

     10.1         HFB Financial Corporation Stock Option Plan *

     10.2         Home Federal Bank, Federal Savings Bank Management
                  Recognition Plan *

     10.3 Home Federal Bank, Federal Savings Bank Supplemental Executive Retirement Plan *

     10.4         Employment Agreement between the Bank and David B. Cook

     10.5         Employment Agreement between the Bank and Stanley
                  Alexander, Jr.

     13 Portions of the Annual Report to Stockholders for the Fiscal Year Ended June 30, 1999

     21           Subsidiaries of the Registrant

     27           Financial Data Schedule

*        Incorporated by reference to the Corporation's  Registration  Statement
         on  Form  S-1  (33-52308)   filed  with  the  Securities  and  Exchange
         Commission on September 23, 1992.