Form 10QSB
period 1999-09-30
HFB FINANCIAL CORP
filed 1999-11-12
CIK 892157

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                  FORM 10-QSB


                 [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


               For the quarterly period ended September 30, 1999


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
Middlesboro, Kentucky 40965


Indicate by check mark whether the registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __.

The number of shares of the registrant's $1 par value common stock outstanding at November 8, 1999 was 1,100,985.

There are a total of 14 pages filed in this document.

                            HFB FINANCIAL CORPORATION

                                   I N D E X
                                   ---------

                                                                        PAGE NO
                                                                        -------

PART I - FINANCIAL INFORMATION

  ITEM  1.  FINANCIAL STATEMENTS

                 Consolidated Balance Sheet                                 3

                 Consolidated Statement of Income                           4

                 Consolidated Statement of Stockholders' Equity             5

                 Consolidated Statement of Cash Flows                       6

                 Notes to Consolidated Financial Statements               7-8

  ITEM  2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS                8-12

  ITEM 3.   ASSET/LIABILITY MANAGEMENT - QUALITATIVE AND
            QUANTITATIVE DISCLOSURES ABOUT MARKET RISK.                    12

PART II - OTHER INFORMATION                                                13


SIGNATURES                                                                 14

                    HFB FINANCIAL CORPORATION AND SUBSIDIARY
                           Consolidated Balance Sheet
                                   (Unaudited)

                                                                 SEPTEMBER 30,      JUNE 30,
                                                                     1999             1999

ASSETS

     Cash and cash equivalents                                     $4,096,818       $3,573,139
     Trading securities                                               980,047        1,014,808
     Investment securities
        Available for sale                                         37,285,150       37,298,664
        Held to maturity                                           22,423,486       21,997,870
                                                                 ------------     ------------
             Total investment securities                           59,708,636       59,296,534
     Loans                                                        118,375,035      121,953,392
        Allowance for loan losses                                    (647,403)      (1,211,594)
                                                                 ------------     ------------
             Net loans                                            117,727,632      120,741,798
     Premises and equipment                                         2,908,447        2,432,475
     Federal Home Loan Bank stock                                   1,346,800        1,346,800
     Interest receivable                                            1,872,573        1,821,970
     Other Assets                                                     284,840          188,876
                                                                 ------------     ------------
             Total assets                                        $188,925,793     $190,416,400
                                                                 ============     ============
LIABILITIES
     Deposits
        Interest bearing                                         $150,368,686     $152,971,687
        Non-interest bearing                                        1,964,521        1,016,069
                                                                 ------------     ------------
          Totals                                                  152,333,207      153,987,756
     Short term borrowings                                          5,525,000        6,500,000
     Long term debt                                                10,580,657       10,597,501
     Interest payable                                               1,359,226          733,041
     Other liabilities                                              1,201,436          847,055
                                                                 ------------     ------------
             Total liabilities                                    170,999,526      172,665,353
                                                                 ------------     ------------
STOCKHOLDERS' EQUITY
     Issued and outstanding - 1,303,031 shares                      1,303,031        1,303,031
     Additional paid-in capital                                     6,303,419        6,303,419
     Less: Common stock acquired by Rabbi trusts for deferred
                Compensation plans                                   (611,329)        (639,767)
     Treasury stock, at cost, 202,046 shares                       (2,030,955)      (2,030,955)
     Retained earnings                                             13,855,005       13,501,715
     Accumulated other comprehensive income, net unrealized
       gain on securities available for sale                         (892,904)        (686,396)
                                                                 ------------     ------------
          Total stockholders' equity                               17,926,267       17,751,047
                                                                 ------------     ------------
          Total liabilities and stockholders' equity             $188,925,793     $190,416,400
                                                                 ============     ============

See notes to consolidated financial statements.

                    HFB FINANCIAL CORPORATION AND SUBSIDIARY
                        CONSOLIDATED STATEMENT OF INCOME
                                   (Unaudited)

                                                      THREE-MONTHS ENDED
                                                         SEPTEMBER 30,
                                                      1999         1998
INTEREST INCOME
   Loans receivable                              $2,547,663    $2,508,285
   Investment securities                            945,746       770,909
   Other dividend income                             10,156        27,622
   Deposits with financial institutions               2,411        19,621
                                                -----------   -----------
            Total interest income                 3,505,976     3,326,437
                                                -----------   -----------
INTEREST EXPENSE
   Deposits                                       1,767,682     1,830,751
   Short term borrowings                             80,624        94,925
   Long term debt                                   142,805        84,137
                                                -----------   -----------
            Total interest expense                1,991,111     2,009,813
                                                -----------   -----------

NET INTEREST INCOME                               1,514,865     1,316,624
   Provision for loan losses                       (474,486)       68,299
                                                -----------   -----------
NET INTEREST INCOME AFTER
  PROVISION FOR LOAN LOSSES                       1,989,351     1,248,325
                                                -----------   -----------
OTHER INCOME
   Service charges for deposit accounts              94,031        93,306
   Other customer fees                               13,919        19,777
   Net gain on trading securities                   (55,506)     (200,110)
   Other income                                       6,617         6,342
                                                -----------   -----------
            Total other income                       59,061       (80,685)
                                                -----------   -----------
OTHER EXPENSES
   Salaries and employee benefits                   491,522       439,473
   Net occupancy expenses                            54,429        46,781
   Equipment expenses                                50,936        52,867
   Data processing fees                              43,625        67,386
   Deposit insurance expense                         22,427        21,654
   Legal and professional fees                       60,797        52,146
   Advertising                                       54,515        26,163
   State franchise and deposit taxes                 38,580        31,725
   Other expenses                                   238,507       162,614
                                                -----------   -----------
            Total other expenses                  1,055,338       900,809
                                                -----------   -----------

INCOME BEFORE INCOME TAX                            993,074       266,831
   Income tax expense                               408,577       102,487
                                                -----------   -----------
NET INCOME                                         $584,497      $164,344
                                                ===========   ===========

BASIC EARNINGS PER SHARE                              $0.53         $0.15
DILUTED EARNINGS PER SHARE                            $0.53         $0.15

See notes to consolidated financial statements.

                    HFB FINANCIAL CORPORATION AND SUBSIDIARY
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                      Three-months ended September 30, 1999
                                   (Unaudited)

                                                                                                         ACCUMULATED
                                     ADDITIONAL                                                             OTHER        TOTAL
                            COMMON     PAID-IN        RABBI      TREASURY    COMPREHENSIVE  RETAINED    COMPREHENSIVE STOCKHOLDERS'
                            STOCK      CAPITAL        TRUSTS       STOCK        INCOME      EARNINGS        INCOME       EQUITY
                          ---------------------------------------------------------------------------------------------------------
BALANCES, JUNE 30, 1999   $1,303,031   $6,303,419   $(639,767)  $(2,030,955)               $13,501,715   $(686,396)   $17,751,047

Net income                                                                    $584,497         584,497                    584,497

Other Comprehensive
  income -
Net change in
  unrealized gain
  on securities
  Available for sale                                                          (206,508)                   (206,508)      (206,508)
                                                                              --------
Comprehensive Income                                                          $377,989
                                                                              ========

Dividends declared                                                                            (231,207)                   (231,207)

Net change in fair
  value of rabbi
  trust shares                                         28,438                                                               28,438

                          --------------------------------------------------               ---------------------------------------
BALANCES,
 SEPTEMBER 30, 1999       $1,303,031   $6,303,419   $(611,329)  $(2,030,955)               $13,855,005   $(892,904)    $17,926,267
                          ==================================================               =======================================

                    HFB FINANCIAL CORPORATION AND SUBSIDIARY

                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                                                             THREE-MONTHS ENDED
                                                                                SEPTEMBER 30,
                                                                             1999            1998
OPERATING ACTIVITIES
    Net cash provided by operating activities                             $1,658,218      $1,362,107
                                                                        ------------     -----------
INVESTING ACTIVITIES
  Purchases of securities available for sale                              (1,433,217)     (1,506,953)
  Proceeds from maturities of securities available for sale                1,107,699       1,713,380
  Purchases of securities held to maturity                                (1,490,313)       (505,144)
  Proceeds from sales of securities available for sale                            --         520,648
  Proceeds from maturities of securities held to maturity                  1,071,853       1,156,924
  Net change in loans                                                      3,014,166      (4,243,426)
  Purchases of premises and equipment                                       (527,127)        (80,683)
                                                                        ------------    ------------
    Net cash used by investing activities                                  1,743,061      (2,945,254)
                                                                        -------------   ------------
FINANCING ACTIVITIES
  Net change in
    Non interest-bearing, interest-bearing and
      saving  deposits                                                       264,855          75,858
    Certificates of deposit                                               (1,919,404)        505,033
    Short term borrowings                                                   (975,000)             --
   Repayment of long-term debt                                               (16,844)        (15,545)
  Cash dividends                                                            (231,207)       (239,723)
                                                                        ------------    ------------
    Net cash provided by financing activities                             (2,877,600)        325,623
                                                                        ------------    ------------

NET CHANGE IN CASH AND CASH EQUIVALENTS                                      523,679      (1,257,524)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                             3,573,139       6,947,148
                                                                        ------------    ------------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                  $4,096,818      $5,689,624
                                                                        ============    ============
ADDITIONAL CASH FLOWS INFORMATION
  Interest paid                                                           $1,141,498      $1,066,203
  Income tax paid                                                            130,505          21,000

See notes to consolidated financial statements.

                            HFB FINANCIAL CORPORATION

             Notes to Consolidated Financial Statements (Unaudited)

1.   BASIS OF PRESENTATION

         The unaudited consolidated financial information for the three month periods ended September 30, 1999 and 1998 includes the results of operations of HFB Financial Corporation (the "Company") and its wholly owned subsidiary Home Federal Bank, Federal Savings Bank ("Home
         Federal" or the "Bank"). The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial statements and with the instructions to Form 10-QSB. These statements and notes should be read in conjunction with the financial statements and notes thereto included in the Company's annual report for the year ended June 30, 1999 on Form 10-KSB filed with the Securities and Exchange Commission.

         In the opinion of management, the financial information reflects all adjustments (consisting only of normal recurring adjustments) which are necessary for a fair presentation of the results of operations for such periods but should not be considered as indicative of results for a full year.

2.   ACCOUNTING PRONOUNCEMENTS

         The Financial Accounting Standards Board has issued Statement No. 133, "Accounting for Derivative Instruments and Hedging activities", which requires companies to record derivatives on the balance sheet at their fair value. Statement No. 133 was to be effective for the Company beginning in fiscal 2000, but was amended by SFAS No. 137. SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities-Deferral of the Effective Date of FASB Statement No. 133 an amendment of FASB Statement No. 133" deferred the effective date of the adoption of SFAS No. 133 to fiscal years beginning after June 15, 2000. SFAS No. 137 is not expected to have a material impact on the Company's financial position or results of operations.

3.   NONPERFORMING LOANS AND PROBLEM ASSETS

         The following sets forth the activity in the Bank's allowance for loan losses for the three-months ended September 30, 1999 and 1998:

                                                          (Dollars in thousands)

                                                             1999       1998
                                                             ----       ----

Balance July 1                                             $1,212       $973
Charge offs                                                   (92)        (3)
Recoveries                                                      1
Provision for loan losses                                    (474)        68
                                                            -----         --
Balance September 30                                         $647     $1,038

Information on impaired loans is summarized below

AT SEPTEMBER 30                                              1999
                                                             ----

Impaired loans with an allowance                             $467

Allowance for impaired loans (included in the Company's      $214
    Allowance for loan losses)

THREE-MONTHS ENDED SEPTEMBER                                 1999
                                                             ----

Average balance of impaired loans                          $1,224
Interest income recognized on impaired loans                  $55
Cash-basis interest received                                  $55


ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain matters discussed in this Quarterly Report on Form 10-QSB are "forward-looking statements" intended to qualify for the safe harbors from liability established by the Private Securities Litigation Reform Act of 1995. These forward-looking statements can generally be identified as such because the context of the statement will include words such as the Company "believes", "anticipates", "expects", "estimates" or words of similar import. Similarly, statements that describe the Company's future plans, objectives or goals are also forward-looking statements. Such forward-looking statements are subject to certain risks and uncertainties which are described in close proximity to such statements and which could cause actual results to differ materially from those anticipated as of the date of this report. Shareholders, potential investors and other readers are urged to consider these factors in evaluating the forward-looking statements and are cautioned not to place undue reliance on such forward-looking statements. The forward-looking statements included herein are only made as of the date of this report and the Company undertakes no obligation to publicly update such forward-looking statements to reflect subsequent events or circumstances.

GENERAL:

HFB Financial Corporation is the holding company of Home Federal Bank, Federal Savings Bank a federal stock savings bank located in Middlesboro, Kentucky. The Corporation's primary operation is its' investment in the common stock of the Bank. All references to the Corporation include the Bank.

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

Home Federal Bank has branch offices in Harlan, Kentucky and Tazewell, Tennessee. On October 15, 1999, the Bank successfully acquired a National City Bank branch location in Harlan, Kentucky from National City Bank of Kentucky for a premium of $459,000. The acquisition included approximately $17.1 million in deposits.

FINANCIAL CONDITION

The Corporation's assets decreased by .78% to $188.9 million at September 30, 1999 compared to $190.4 million at June 30, 1999.

Cash and cash equivalents increased by $524,000 to $4.097 million at September 30, 1999 from $3.573 million at June 30, 1999. This increase was primarily due to anticipated cash needs for the year 2,000.

The Corporation maintains a portfolio of trading-account securities which is comprised of common stock of other financial institutions. The balance of the portfolio was $980,000 at September 30, 1999 compared to $1.014 million at June 30, 1999. Most of this decrease was attributable to a decline in the market value of the underlying securities.

The Corporation's loan portfolio decreased by $3.6 million to $118.4 million at September 30, 1999 from $122.0 million at June 30, 1999 due to a decline in loan demand and the repayment of $904,000 of impaired loans. The Corporation continues to maintain a high percentage of its loan portfolio in adjustable-rate residential mortgages.

At September 30, 1999, the allowance for loan losses was $647,000 or .55% of loans receivable compared to $1.2 million or .99% of loans receivable at June 30, 1999. During the three-months ended September 30, 1999, Management reduced the allowance by $474,000 due to the repayment of $904,000 on impaired loans. Total non-performing assets were $973,000 or .82% of total loans at the end of the same period as compared to $1.9 million or 1.56% of total loans at June 30, 1999. The decrease in non-performing loans was primarily due to the repayment of $874,000 on several problem real estate loans to one borrower that totaled $1.4 million. Over the past year, Management has aggressively worked to help this borrower find new financing with another lender. This refinancing was the source of the $874,000 principal reduction and reduced the borrowers outstanding debt to $455,000. At September 30, 1999, $99,000 was included in the allowance for loan losses, specifically as a reserve for the remaining loans to this borrower.

Premises and equipment increased by $476,000 to $2.908 million at September 30, 1999 compared to $2.432 million at June 30, 1999, primarily due to progress payments made on the Bank's new operations center, which is currently under construction.

Total deposits decreased by $1.7 million to $152.3 million at September 30, 1999 from $154.0 million at June 30, 1999. During the three-months ended September 30, 1999, certificates of deposit decreased $1.9 million, primarily due to a higher degree of competitiveness in the local market. NOW accounts and savings deposits increased $200,000.

Short- term borrowings decreased $975,000 to $5.525 million at September 30, 1999 from $6.5 million at June 30, 1999 primarily due to the decrease in the loan portfolio during the period.

The Bank's regulatory liquidity ratio was 39.3% at September 30, 1999 as compared to 27.4% at June 30, 1999. At September 30, 1999 the Bank met all the regulatory capital requirements to be considered "well capitalized" under bank regulations. Tangible, core and risk-based capital ratios were 9.4%, 9.4% and 23.3% respectively at September 30, 1999 as compared to 9.1%, 9.1% and 22.5% respectively, at June 30, 1999.

RESULTS OF OPERATIONS FOR THE THREE-MONTHS ENDED SEPTEMBER 30, 1999 AND 1998

Net income increased by $420,000 to $584,000 for the three-month period ended September 30, 1999 from $164,000 for the three-month period ended September 30, 1998. The primary reasons for the increase were a $198,000 increase in net interest income, a $543,000 decrease in provision for loan losses, an increase of $140,000 in non-interest income, an increase of $155,000 in non-interest expense, and a $306,000 increase in income tax expense.

Net interest income increased by $198,000 for the three-month period ended September 30, 1999 as compared to the three-month period ended September 30, 1998, as the result of a higher volumes and the recognition of interest income on several non-accrual loans.

Interest on loans increased by $39,000 to $2.547 million for the three-month period ended September 30, 1999 as compared to $2.508 million for the three-month period ended September 30, 1998. This increase is mainly attributable to the collection of $55,000 in interest income on non-accrual loans.

Interest on investment securities and other dividend income increased by $157,000 to $956,000 for the three-month period ended September 30, 1999 from $799,000 for the three-month period ended September 30, 1998. This increase is primarily the result of higher average balances during the period.

Interest on deposits with other financial institutions decreased by $18,000 to $2,000 for the three-month period ended September 30, 1999 from $20,000 for the three-month period ended September 30, 1998 primarily due to a lower level of interest-bearing cash balances.

Interest on deposits decreased by $63,000 to $1.768 million for the three-month period ended September 30, 1999 from $1.831 million for the three-month period ended September 30, 1998 as a result of a lower cost of funds.

Interest on short term borrowings and long term debt increased by $44,000 to $223,000 for the three-month period ended September 30, 1999 from $179,000 for the three-month period ended September 30, 1998 primarily due to higher levels of long-term borrowing. Long-term borrowings increased $5.0 million during the quarter ended March 31, 1999.

The provision for loan losses decreased $543,000 for the three-month period ended September 30, 1999 as compared to the same period in 1998. During the quarter ended September 30, 1999, a total of $904,000 of impaired loans were paid off. The amount charged off for those loans was significantly less than what was specifically reserved for these loans and resulted in a $474,000 reduction in the overall allowance. The provision was the result of Management's evaluation of the adequacy of the allowance for loan losses including consideration of recoveries of loans previously charged off, the perceived risk exposure among loan types, actual loss experience, delinquency rates, and current economic conditions. The Bank's allowance for loan losses as a percent of total loans at September 30, 1999 was .55%.

The Corporation's non-interest income increased by $140,000 to $59,000 for the three-month period ended September 30, 1999 as compared to $(81,000) for the same period in 1998. The increase was primarily attributable to a decrease in trading account realized and unrealized losses of $145,000 and a decrease of $6,000 in other fee income. The Corporation has a portfolio of approximately $1.0 million in common stock of other financial institutions. The market value of these stocks has fluctuated substantially during the past year, due to market volatility.

Non-interest expense increased by $155,000 to $1.055 million for the three-month period ended September 30, 1999 as compared to $900,000 for the same period in 1998. Compensation and benefits increased by $52,000 to $491,000 for the three-month period ended September 30, 1999 as compared to $439,000 for the same period in 1998. This increase is primarily attributable to a decrease of $49,000 in the portion of salaries and wages that are being deferred as loan origination costs net of amortization, an increase in compensation of $30,000 and a decrease of $27,000 in employee retirement expense.

Occupancy expense increased by $7,000 to $54,000 for the three-month period ended September 30, 1999 compared to $47,000 for the same period in 1998 primarily due to higher maintenance expense.

Data processing fees decreased by $23,000 to $44,000 for the three-month period ended September 30, 1999 from $67,000 for the three-month period ended September 30, 1998, primarily due to conversion expenses incurred during the quarter ended September 30, 1998.

Advertising expense increased by $29,000 to $55,000 for the three-month period ended September 30, 1999 as compared to $26,000 for the three-months ended September 30, 1998, primarily due to a higher level of advertising during the period.

State franchise and deposit taxes increased by $7,000 to $39,000 for the quarter ended September 30, 1999 compared to $32,000 for the quarter ended September 30, 1998 primarily due to a higher level of deposits.

Other expenses increased by $76,000 to $239,000 for the three-month period ended September 30, 1999 from $163,000 for the three-month period ended September 30, 1998 primarily as the result of an increase of $35,000 in other real estate owned expense. The remaining net increase was due to increases in various other expense categories, primarily postage expense, telephone expense and check imaging services.

Income tax expense increased by $306,000 to $408,000 for the three-month period ended September 30, 1999 compared to $102,000 for the three-months ended September 30, 1998 due to higher earnings.

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

The Company believes that it has met the requirements that have been established for the banking industry by the Federal Financial Institution Examination Council "FFIEC". These standards require that a series of procedures be performed by financial institutions within established time frames to reduce the risk of noncompliance with the Year 2000 issue. While the Company believes that it has met all of the FFIEC requirements and that its mission critical systems are in compliance with Year 2000, it can give no assurance that this will occur.

The Company has developed a business resumption contingency plan that would take effect if its internal systems, or the systems of those material vendors on which it is reliant, would not be compliant with Year 2000 requirements.

The Company outsources a significant portion of its data processing to an outside provider. A worst case scenario for the Company would likely involve non-compliance with Year 2000 by its primary data processor in such a manner that would leave the Company in a position where it could not correctly process and record customer loan and deposit transactions. While the Company has successfully tested its primary data processing system for compliance with Year 2000, it cannot guarantee that the systems of this and other companies on which the Company's systems rely will be timely converted and not have a material effect on the Company. Other parties whose year 2000 compliance may effect the Company include the Federal Home Loan Bank of Cincinnati, the Federal Reserve Bank of Cincinnati, vendors who support loan and deposit documentation software, the operations of the Company's ATM network, and these third parties have indicated their compliance or intended compliance. Where it is possible to do so, the Company has performed testing with these third parties. Where testing is not possible, the Company will rely on certifications from vendors and service providers. A failure to resolve year 2000 issues by governmental agencies, utilities and telecommunications companies on whom the Company is dependent could also adversely effect the Company. There can be no assurances that the Company's year 2000 plan will effectively address the year 2000 issue, or that the impact of any failure of the Company's third-party vendors and service providers to be year 2000 compliant will not have a material effect on the Company's business, financial condition or results of operations.

The Company has, through September 30, 1999, incurred certain costs, not including salary expense, related to Year 2000. A portion of these costs were incurred in connection with the recent conversion of the Company's primary data processing system. Costs incurred through September 30, 1999 total approximately $326,000 and include $205,000 for equipment, $65,000 for software, $12,000 for de-conversion fees that were paid to the previous data processing provider, $38,000 for training and $6,000 for the initial assessment. At September 30, 1999, the

Company   expects  to  incur   additional   costs   associated  with  Year  2000
preparedness, but does not expect these costs to be material to the Company's financial condition or results of operations.

The Company does not have, at September 30, 1999, any material commitments to purchase new equipment, software or to incur material costs to modify its existing system for year 2000 compliance and does not believe that any material amounts of its existing computer hardware or software is impaired. The Company has assessed the impact of Year 2000 on its commercial-lending customers, and believes that the impact, in terms of potential credit exposure, is not material. The majority of the Company's commercial lending portfolio consists of commercial real estate loans that are made to companies that are not highly technology intensive.

ASSET/LIABILITY MANAGEMENT - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Key components of a successful asset/liability strategy are the monitoring and managing of interest rate sensitivity of both the interest-earning asset and interest-bearing liability portfolios. Home Federal has employed various strategies intended to minimize the adverse effect of interest rate risk on future operations by providing a better match between the interest rate sensitivity of its assets and liabilities. In particular, the Bank's strategies are intended to stabilize net interest income for the long-term by protecting its interest rate spread against increases in interest rates. Such strategies include the origination of adjustable-rate mortgage loans secured by one-to-four family residential real estate and the origination of consumer and other loans with greater interest rate sensitivities than long-term, fixed-rate residential mortgage loans. Although customers typically prefer fixed-rate mortgage loans in a low interest rate environment, Home Federal has been successful in originating adjustable-rate loans in recent years. In addition, the Bank has used excess funds to invest in various short-term investments including mortgage-backed securities with terms of seven years or less, U.S. Government Treasury and Agency securities with terms of fifteen years or less and other short-term investments.

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

The Bank, other than its investment securities trading account, does not have a trading account for any class of financial instrument nor does it engage in hedging activities or purchase high-risk derivative instruments. Furthermore, the Bank is not subject to foreign currency exchange rate risk or commodity price risk.

The Bank uses interest rate sensitivity analysis to measure its interest rate by computing changes in net portfolio value of its cash flows from assets, liabilities and off-balance sheet items in the event of a range of assumed changes in market interest rates. Net portfolio value represents the market value of portfolio equity and is equal to the market value of assets minus the market value of liabilities, with adjustments made for off-balance sheet items. This analysis assesses the risk of loss in market risk sensitive instruments in the event of a sudden and sustained 100 to 400 basis point increase or decrease in market interest rates with no effect given to any steps that management might take to counter the effect of that interest rate movement. Using data compiled by the OTS, the Bank receives a report that measures interest rate risk by modeling the change in net portfolio value over a variety of interest rate scenarios. The most recent interest sensitivity analysis the Bank received from the OTS measured the Bank's interest risk at June 30, 1999.

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

                                  HFB FINANCIAL CORPORATION


                                            By: /S/ David B. Cook
                                                 -----------------
                                                     David B. Cook
                                                     President and
                                                     Chief Executive Officer




                                             By: /S/ Stanley Alexander, Jr.
                                                 --------------------------
                                                     Stanley Alexander, Jr.
                                                     Chief Financial Officer

Dated: November 5, 1999