Form 10QSB
period 1999-12-31
HFB FINANCIAL CORP
filed 2000-02-14
CIK 892157

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                  FORM 10-QSB

                 [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended December 31, 1999

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

The number of shares of the registrant's $1 par value common stock outstanding at February 11, 2000 was 1,106,818.

There are a total of 14 pages filed in this document.

                            HFB FINANCIAL CORPORATION

                                   I N D E X
                                   ---------

                                                                        PAGE NO
                                                                        -------

PART I - FINANCIAL INFORMATION

  Item  1.  Financial Statements

                 Consolidated Balance Sheet                                   3

                 Consolidated Statement of Income                             4

                 Consolidated Statement of Stockholders' Equity               5

                 Consolidated Statement of Cash Flows                         6

                 Notes to Consolidated Financial Statements                 7-8

  ITEM  2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS                  9-12

PART II - OTHER INFORMATION                                                 13

SIGNATURES                                                                  14

                    HFB FINANCIAL CORPORATION AND SUBSIDIARY
                           Consolidated Balance Sheet
                                   (Unaudited)

                                                                 DECEMBER 31,        JUNE 30,
                                                                     1999              1999
ASSETS
     Cash and cash equivalents                                  $   7,457,465    $   3,573,139
     Trading securities                                               970,690        1,014,808
     Investment securities
        Available for sale                                         35,564,528       37,298,664
        Held to maturity                                           26,012,253       21,997,870
                                                                -------------    -------------
             Total investment securities                           61,576,781       59,296,534
     Loans                                                        122,089,487      121,953,392
        Allowance for loan losses                                    (614,574)      (1,211,594)
                                                                -------------    -------------
             Net loans                                            121,474,913      120,741,798
     Premises and equipment                                         3,157,654        2,432,475
     Real estate owned                                                136,641               --
     Federal Home Loan Bank stock                                   1,371,400        1,346,800
     Interest receivable                                            1,896,168        1,821,970
     Goodwill                                                         427,380               --
     Other Assets                                                     171,368          188,876
                                                                -------------    -------------
             Total assets                                         198,640,460      190,416,400
                                                                =============    =============

LIABILITIES
     Deposits
        Interest bearing                                        $ 163,982,916    $ 152,971,687
        Non-interest bearing                                        1,353,798        1,016,069
                                                                -------------    -------------
             Totals                                               165,336,714      153,987,756
     Short term borrowings                                          3,375,000        6,500,000
     Long term debt                                                10,563,472       10,597,501
     Interest payable                                                 710,465          733,041
     Other liabilities                                                533,289          847,055
                                                                -------------    -------------
             Total liabilities                                    180,518,940      172,665,353
                                                                -------------    -------------
STOCKHOLDERS' EQUITY
        Issued and outstanding - 1,308,864 shares                   1,308,864        1,303,031
     Additional paid-in capital                                     6,332,584        6,303,419
     Less: Common stock acquired by Rabbi trusts for deferred
                compensation plans                                   (611,329)        (639,767)
     Treasury stock, at cost, 202,046 shares                       (2,030,955)      (2,030,955)
     Retained earnings                                             14,209,550       13,501,715
     Accumulated other comprehensive income                        (1,087,194)        (686,396)
                                                                -------------    -------------
          Total stockholders' equity                               18,121,520       17,751,047
                                                                -------------    -------------
          Total liabilities and stockholders' equity            $ 198,640,460    $ 190,416,400
                                                                =============    =============

See notes to consolidated financial statements.

                    HFB FINANCIAL CORPORATION AND SUBSIDIARY
                        CONSOLIDATED STATEMENT OF INCOME
                                   (Unaudited)

                                                THREE-MONTHS ENDED             SIX-MONTHS ENDED
                                                   DECEMBER 31,                  DECEMBER 31,
                                               1999           1998           1999           1998
INTEREST INCOME
   Loans receivable                        $ 2,510,638    $ 2,587,023    $ 5,058,302    $ 5,095,308
   Investment securities                     1,014,096        729,819      1,935,231      1,500,728
   Other dividend income                        32,218         28,425         66,985         56,047
   Deposits with financial institutions         39,086         50,961         41,496         70,582
                                           -----------    -----------    -----------    -----------
            Total interest income            3,596,038      3,396,228      7,102,014      6,722,665
                                           -----------    -----------    -----------    -----------
INTEREST EXPENSE
   Deposits                                  1,878,221      1,809,488      3,645,903      3,640,239
   Short term borrowings                        23,990         94,795        104,614        189,720
   Long term debt                              142,461         84,497        285,266        168,634
                                           -----------    -----------    -----------    -----------
            Total interest expense           2,044,672      1,988,780      4,035,783      3,998,593
                                           -----------    -----------    -----------    -----------

NET INTEREST INCOME                          1,551,366      1,407,448      3,066,231      2,724,072
   Provision for loan losses                        (2)        66,160       (474,488)       134,459
                                           -----------    -----------    -----------    -----------
NET INTEREST INCOME AFTER
  PROVISION FOR LOAN LOSSES                  1,551,368      1,341,288      3,540,719      2,589,613
                                           -----------    -----------    -----------    -----------
OTHER INCOME
   Service charges for deposit accounts         98,009         86,535        192,040        179,841
   Other customer fees                          23,716         23,023         37,636         42,800
   Net gain (loss) on trading securities       (18,532)         2,830        (74,039)      (197,279)
   Net realized gain (loss) on sales of
    available for sale securities                   --          2,827             --          2,827
   Other income                                  2,185         (3,050)         8,802          3,292
                                           -----------    -----------    -----------    -----------
            Total other income                 105,378        112,165        164,439         31,481
                                           -----------    -----------    -----------    -----------
OTHER EXPENSES
   Salaries and employee benefits              530,138        395,854      1,021,659        835,326
   Net occupancy expenses                       74,085         51,138        128,514         97,919
   Equipment expenses                           63,839         49,809        114,775        102,676
   Data processing fees                         97,667         51,843        141,292        119,229
   Deposit insurance expense                    22,824         20,995         45,251         42,649
   Legal and professional fees                  43,467         47,513        104,264         99,658
   Advertising                                  69,226         35,171        123,741         61,333
   State franchise and deposit taxes            35,710         39,350         74,290         71,075
   Other expenses                              245,283        177,343        483,791        339,961
                                           -----------    -----------    -----------    -----------
            Total other expenses             1,182,239        869,016      2,237,577      1,769,826
                                           -----------    -----------    -----------    -----------

INCOME BEFORE INCOME TAX                       474,507        584,437      1,467,581        851,268
   Income tax expense                          119,858        192,005        528,435        294,492
                                           -----------    -----------    -----------    -----------

                                           ===========    ===========    ===========    ===========
NET INCOME                                 $   354,649    $   392,432    $   939,146    $   556,776
                                           ===========    ===========    ===========    ===========

BASIC EARNINGS PER SHARE                   $      0.32    $      0.36    $      0.85    $      0.51
DILUTED EARNINGS PER SHARE                        0.31           0.35           0.84           0.50

See notes to consolidated financial statements.

                    HFB FINANCIAL CORPORATION AND SUBSIDIARY
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                       Six-months ended December 31, 1999
                                   (Unaudited)

                                                                                                          ACCUMULATED
                                            ADDITIONAL                                                       OTHER        TOTAL
                                  COMMON     PAID-IN       RABBI    TREASURY    COMPREHENSIVE  RETAINED  COMPREHENSIVE STOCKHOLDERS'
                                  STOCK      CAPITAL      TRUSTS      STOCK         INCOME     EARNINGS      INCOME       EQUITY
                                ----------------------------------------------------------------------------------------------------
BALANCES, JUNE 30, 1999         $1,303,031  $6,303,419  $(639,767) $(2,030,955)              $13,501,715   $(686,396)  $17,751,047

Net income                                                                         $939,146      939,146                   939,146

Other Comprehensive
 income - net change in
 unrealized loss on
 securities available for sale                                                     (400,798)                (400,798)     (400,798)
                                                                                   --------

Comprehensive Income                                                               $538,348
                                                                                   ========
Stock issued upon exercise of
  stock options                      5,833      29,165                                                                      34,998

Dividends declared                                                                              (231,311)                 (231,311)

Net change in fair value of
  rabbi trust shares                                       28,438                                                           28,438
                                -----------------------------------------------              ---------------------------------------
BALANCES, DECEMBER 31, 1999     $1,308,864  $6,332,584  $(611,329) $(2,030,955)              $14,209,550 $(1,087,194)  $18,121,520
                                ===============================================              =======================================

                    HFB FINANCIAL CORPORATION AND SUBSIDIARY

                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                                                   SIX-MONTHS ENDED
                                                                     DECEMBER 31,
                                                                  1999            1998
OPERATING ACTIVITIES
    Net cash provided by operating activities                 $   810,825    $   479,027
                                                              -----------    -----------
INVESTING ACTIVITIES
  Purchases of securities available for sale                   (6,332,482)    (5,045,830)
  Proceeds from maturities of securities available for sale     7,451,963      3,531,208
  Purchases of securities held to maturity                     (7,874,038)    (3,503,625)
  Proceeds from sales of securities available for sale                           520,648
  Proceeds from maturities of securities held to maturity       3,862,471      2,950,085
  Net change in loans                                            (733,115)    (5,597,051)
  Purchases of premises and equipment                            (835,491)      (179,310)
  Proceeds from sale of fixed assets                                   --         13,000
  Acquisition of deposits (net of cash acquired)                 (459,423)            --
                                                              -----------    -----------
    Net cash used by investing activities                      (4,920,115)    (7,310,875)
                                                              -----------    -----------
FINANCING ACTIVITIES
  Net change in
    Non interest-bearing, interest-bearing and
      savings deposits                                          3,291,172      1,771,182
    Certificates of deposit                                     8,057,786      3,247,511
    Short term borrowings                                      (3,125,000)     1,000,000
    Repayment of long-term debt                                   (34,029)       (31,406)
  Cash dividends                                                 (231,311)      (239,723)
  Proceeds from exercise of options on common stock                34,998         59,130
  Common stock acquired by Rabbi trusts                                --          8,352
                                                              -----------    -----------
    Net cash used by financing activities                       7,993,616      5,815,046
                                                              -----------    -----------

NET CHANGE IN CASH AND CASH EQUIVALENTS                         3,884,326     (1,016,802)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                  3,573,139      6,947,148
                                                              -----------    -----------
CASH AND CASH EQUIVALENTS, END OF PERIOD                      $ 7,457,465    $ 5,930,346
                                                              ===========    ===========
ADDITIONAL CASH FLOWS INFORMATION
  Interest paid                                               $ 3,668,567    $ 3,589,906
  Income tax paid                                                 600,505         95,864

See notes to consolidated financial statements.

                            HFB FINANCIAL CORPORATION

             Notes to Consolidated Financial Statements (Unaudited)

1.   BASIS OF PRESENTATION

         The unaudited consolidated financial information for the three and six-month periods ended December 31, 1999 and 1998 includes the results of operations of HFB Financial Corporation (the "Corporation") and its wholly owned subsidiary Home Federal Bank, Federal Savings Bank ("Home Federal" or the "Bank"). The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial statements and with the instructions to Form 10-Q. It is suggested that these statements and notes be read in conjunction with the financial statements and notes thereto included in the Bank's annual report for the year ended June 30, 1999 on Form 10-K filed with the Securities and Exchange Commission.

         In the opinion of management, the financial information reflects all adjustments (consisting only of normal recurring adjustments), which are necessary for a fair presentation of the results of operations for such periods but should not be considered as indicative of results for a full year.

2.   HARLAN BRANCH ACQUISITION

         On October 15, 1999, the Bank acquired the deposits of the National City Bank of Kentucky's Harlan, Kentucky branch office. In the acquisition, the Bank purchased $17.1 million in deposits and $12,000 in fixed assets. The purchase premium was $459,000 and was calculated on 3% of core deposits. This premium will be amortized over 84 months on a declining balance method. The Bank is currently in the process of purchasing the office building and real estate of this branch bank from National City and expects to complete the transfer of title by June 30, 2000. In the interim period, the bank has placed $438,000 in escrow for the purchase of this branch and rents the building from National City for $3,600 per month. The Bank has opted to continue operating this branch as a separate office and has retained the 7 persons previously employed by National City.

3.       NON-PERFORMING LOANS AND PROBLEM ASSETS

         The following sets forth the activity in the Bank's allowance for loan losses for the six-months ended December 31, 1999 and 1998:

                                                          (Dollars in thousands)

                                                               1999       1998
                                                               ----       ----

           Balance July 1                                    $1,212       $973
           Charge offs                                         (125)       (16)
           Recoveries                                             2          -
           Provision for loan losses                           (474)       134
                                                              -----      -----
           Balance December 31                                 $615     $1,091

           Ratio of net charge offs during
             the period to average
             loans outstanding during the period                .10%       .00%
                                                           =========  =========

           Information on impaired loans is summarized below

           AT DECEMBER 31                                                1999
                                                                         ----

           Impaired loans with an allowance                              $275

           Allowance for impaired loans (included in the Company's
               allowance for loan losses)                                 $99

           SIX-MONTHS ENDED DECEMBER 31                                  1999
                                                                         ----

           Average balance of impaired loans                             $749
           Interest income recognized on impaired loans                    86
           Cash-basis interest received                                    83


ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain   matters   discussed  in  this  Quarterly   Report  on  Form  10-Q  are
"forward-looking statements" intended to qualify for the safe harbors from liability established by the Private Securities Litigation Reform Act of 1995. These forward-looking statements can generally be identified as such because the context of the statement will include words such as the Company "believes", "anticipates", "expects", "estimates" or words of similar import. Similarly, statements that describe the Company's future plans, objectives or goals are also forward-looking statements. Such forward-looking statements are subject to certain risks and uncertainties, which are described in, close proximity to such statements and which could cause actual results to differ materially from those anticipated as of the date of this report. Shareholders, potential investors and other readers are urged to consider these factors in evaluating the forward-looking statements and are cautioned not to place undue reliance on such forward-looking statements. The forward-looking statements included herein are only made as of the date of this report and the Company undertakes no obligation to publicly update such forward-looking statements to reflect subsequent events or circumstances.

GENERAL:

HFB Financial Corporation, a Tennessee Corporation, was formed in September 1992 at the direction of Home Federal Bank, Federal Savings Bank for the purpose of becoming a holding company for the Bank as part of its conversion from mutual to stock form. The Corporation's primary operation is its investment in the common stock of the Bank.

The Bank is principally engaged in the business of accepting deposits from the general public and originating permanent loans, which are secured by one-to-four family residential properties located in its market area. The Bank also originates consumer loans and commercial real estate loans, and maintains a substantial investment portfolio of mortgage-backed and other investment securities.

The operations of Home Federal, and savings institutions generally, are significantly influenced by general economic conditions and the monetary and fiscal policies of government regulatory agencies. Deposit flows and costs of funds are influenced by interest rates on competing investments and prevailing market rates of interest. Lending activities are affected by the demand for financing real estate and other types of loans, which in turn are influenced by the interest rates at which such financing may be offered and other factors related to loan demand and the availability of funds. Just as regulatory authorities influence the Bank's operations, so are its liquidity levels and capital resources. As of December 31, 1999, management is not aware of any current recommendations by the regulatory authorities, which if implemented, would have a material effect on the Bank's operations, liquidity or resources.

FINANCIAL CONDITION

The Corporation's assets increased by 4.32% to $198.6 million at December 31, 1999 compared to $190.4 million at June 30, 1999. The majority of this increase is reflected in increases in cash and cash equivalents, investment securities, loans and fixed assets. These increases are financed primarily by the net of an increase in deposits and a decrease in short-term borrowings.

Cash and cash equivalents increased by $3.9 million to $7.5 million at December 31, 1999 from $3.6 million at June 30, 1999. This increase was primarily the result of anticipated cash needs related to general concerns about potential operational problems in the banking industry as a result of the year 2000.

The Company maintains a portfolio of trading account securities, which is comprised of common stock of other financial institutions. The portfolio was $971,000 at December 31, 1999 compared to $1.015 million at June 30, 1999. Most of this decrease was attributable to a decrease in the fair market value of the portfolio.

The loan portfolio increased by $800,000 to $121.5 million at December 31, 1999 from $120.7 million at June 30, 1999. During the past 2 quarters, the rate of loan production has decreased due to higher interest rates and increasing competition in the overall marketplace. A substantial portion of loans originated during the last six-month period were adjustable-rate residential mortgages.

At December 31, 1999, the allowance for loan losses was $615,000 or .50% of loans receivable compared to $1.2 million or .99% of loans receivable at June 30, 1999. During the six-months ended December 31, 1999, management reduced the allowance, due to the repayment of $904,000 on impaired loans. Total non-performing assets were $893,000 or .73% of total loans at December 31, 1999 as compared to $1.9 million or 1.56% of total loans at June 30, 1999. The decrease in non-performing loans was primarily due to the repayment of $874,000 on several problem real estate loans to one borrower that totaled $1.4 million. Over the past year, management has aggressively worked to help this borrower find new financing with another lender. This refinancing was the source of the $874,000 reduction and reduced the borrowers outstanding debt to $455,000. At December 31, 1999, $99,000 was included in the allowance for loan losses, specifically as a reserve for the remaining loans to this borrower.

The Bank augments its lending activities and increases its asset yields by investing in mortgage-backed securities and U.S. Government securities. During the six-months ended December 31, 1999, management purchased $14.2 million in investment and mortgage-backed securities. These purchases were primarily funded by proceeds from the acquisition of the deposits in the Harlan transaction, called and maturing investment securities, principal collected on mortgage-backed securities and investments, and the sale of securities available for sale. At December 31, 1999, the Bank held $35.6 million in securities, available for sale with a net unrealized loss of $1.1 million and $26.0 million in securities held to maturity with a fair market value of $24.9 million.

Premises and equipment increased by $725,000 $3.2 million at December 31, 1999 from $2.4 million at June 30, 1999 primarily as the result of progress payments made on the Bank's new operations center which is presently under construction. The final cost is estimated at approximately $1.0 million, including furniture and fixtures.

The unamortized core deposit intangible resulting from the Harlan transaction was $427,000 at December 31, 1999, with 81 months of amortization remaining.

Total deposits increased by $11.3 million to $165.3 million at December 31, 1999 from $154.0 million at June 30, 1999. During the six-months ended December 31, 1999, certificates of deposit increased $8.1 million. NOW accounts and savings deposits increased $3.2 million, primarily due to the acquisition of the deposits in Harlan on October 15, 1999. Excluding the $17.1 million in deposits acquired in the Harlan transaction, NOW accounts and savings decreased by $1.0 million and certificates of deposit decreased by $4.9 million. The decline in these deposits was primarily attributable to aggressive competition in the form of premium rates offered by other institutions in our market area.

At December 31, 1999, the Bank met all regulatory capital requirements. Tangible, core and risk-based capital ratios were 8.8%, 8.8% and 20.6% respectively at December 31, 1999 as compared to 9.0%, 9.0% and 21.4% at June 30, 1999.

RESULTS OF OPERATIONS FOR THE THREE-MONTHS ENDED DECEMBER 31, 1999 AND 1998

Net income decreased by $38,000 to $354,000 for the three-month period ended December 31, 1999 from $392,000 for the three-month period ended December 31, 1998. The primary reasons for the decrease were a decrease of $7,000 in non-interest income and an increase of $313,000 in non-interest expense. These items were offset by a $144,000 increase in net interest income a $66,000 decrease in the provision for loan losses and a $72,000 decrease in income tax expense.

Net interest income increased by $144,000 for the three-month period ended December 31, 1999 as compared to the three-month period ended December 31, 1998, primarily as the result of higher volume.

Interest on loans decreased by $76,000 to $2.511 million for the three-month period ended December 31, 1999 as compared to $2.587 million for the three-month period ended December 31, 1998. This decrease is mainly attributable to a lower yield on the weighted-average balance of loans receivable outstanding.

Interest on investment securities increased by $284,000 to $1.014 million for the three-month period ended December 31, 1999 from $730,000 for the three-month period ended December 31, 1998. This increase is primarily the result of higher weighted-average balances during the period.

Interest on deposits increased by $69,000 to $1.878 million for the three-month period ended December 31, 1999 from $1.809 million for the three-month period ended December 31, 1998 as a result of higher volume.

Interest on short-term borrowings and long-term debt decreased by $13,000 to $166,000 for the three-month period ended December 31, 1999 from $179,000 for the three-month period ended December 31, 1998 due to lower levels of short-term borrowing.

The provision for loan losses decreased $66,000 for the three-month period ended December 31, 1999 as compared to the same period in 1998. The provision was the result of management's evaluation of the adequacy of the allowance for loan losses including consideration of recoveries of loans previously charged off, the perceived risk exposure among loan types, actual loss experience, delinquency rates, and current economic conditions. The Bank's allowance for loan losses as a percent of total loans at December 31, 1999 was .50%.

Non-interest income decreased by $7,000 to $105,000 for the three-month period ended December 31, 1999 as compared to $112,000 for the same period in 1998. The decrease was attributable to a net decrease in realized and unrealized gains (losses) on trading account securities and realized gains on available for sale securities of $24,000 offset by an increase of $11,000 in service charges on deposits and an increase of $6,000 in other income.

Non-interest expense increased by $313,000 to $1.182 million for the three-month period ended December 31, 1999 as compared to $869,000 for the same period in 1998. Compensation and benefits increased by $134,000 to $530,000 for the three-month period ended December 31, 1999 as compared to $396,000 for the same period in 1998. This increase is primarily attributable to a decrease of $35,000 in salaries and wages that are being deferred as loan origination costs and an increase of $35,000, which was attributable to the addition of 7 employees from the Harlan transaction.

Data processing fees increased by $46,000 to $98,000 for the three-month period ended December 31, 1999 from $52,000 for the three-month period ended December 31, 1998 primarily due to one time costs associated with the acquisition of the branch office in Harlan.

Advertising expense increased by $34,000 to $69,000 for the quarter ended December 31, 1999 compared to $35,000 for the quarter ended December 31, 1998 primarily due to a higher level of advertising activity in the current period.

Other expenses increased by $68,000 to $245,000 for the three-month period ended December 31, 1999 from $177,000 for the three-month period ended December 31, 1998, primarily due to the addition of $32,000 in core deposit intangible amortization expense related to the Harlan transaction.

Income tax expense decreased by $72,000 to $120,000 for the three-month period ended December 31, 1999 compared to $192,000 for the three-months ended December 31, 1998 due a lower level of income.

RESULTS OF OPERATIONS FOR THE SIX -MONTHS ENDED DECEMBER 31, 1999 AND 1998

Net income increased by $382,000 to $939,000 for the six-month period ended December 31, 1999 from $557,000 for the six-month period ended December 31, 1998. The primary reasons for the increase were a $342,000 increase in net interest income, a $609,000 decrease in provision for loan losses, a $133,000 increase non-interest income offset by a $468,000 increase in non-interest expense and a $234,000 increase in income tax expense.

Net interest income increased by $342,000 for the six-month period ended December 31, 1999 as compared to the six-month period ended December 31, 1998, primarily as the result of a higher volumes and the recognition of interest income on several non-accrual loans, which were paid off.

Interest on loans decreased by $37,000 to $5.058 million for the six-month period ended December 31, 1999 as compared to $5.095 million for the six-month period ended December 31, 1998. This decrease is mainly attributable to lower yields on the weighted-average balance of loans receivable outstanding.

Interest on investment securities increased by $434,000 to $1.935 million for the six-month period ended December 31, 1999 from $1.501 million for the six-month period ended December 31, 1998. This increase is primarily the result of higher weighted-average balances during the period.

Interest on deposits with other financial institutions decreased by $30,000 to $41,000 for the six-month period ended December 31, 1999 from $71,000 for the six-month period ended December 31, 1998 primarily due to a lower level of interest-bearing cash balances.

Interest on short term borrowings and long term debt increased by $32,000 to $390,000 for the six-month period ended December 31, 1999 from $358,000 for the six-month period ended December 31, 1998 due to higher levels of long-term borrowing and higher interest rates on short-term borrowings.

The provision for loan losses decreased $609,000 for the six-month period ended December 31, 1999 as compared to the same period in 1998. During the quarter ended September 30, 1999, a total of $904,000 of impaired loans were paid off. The amount charged off for those loans was significantly less than what was specifically reserved for these loans and resulted in a $474,000 reduction in the overall allowance. The provision was the result of management's evaluation of the adequacy of the allowance for loan losses including consideration of recoveries of loans previously charged off, the perceived risk exposure among loan types, actual loss experience, delinquency rates, and current economic conditions. The Bank's allowance for loan losses as a percent of total loans, net at December 31, 1999 was .50%.

The Bank's non-interest income increased by $133,000 to $164,000 for the six-month period ended December 31, 1999 as compared to $31,000 for the same period in 1998. The increase was attributable to a net decrease in realized and unrealized losses on trading account securities of $123,000, a decrease in realized gains on available for sale securities of $3,000, a $7,000 increase in customer fees and service charges and an increase of $6,000 in other income. The decrease in realized and unrealized losses on trading account securities was primarily the result of an decrease in the market value of equity securities included in the trading account portfolio. The trading account portfolio is comprised of common stocks of other financial institutions.

Non-interest expense increased by $468,000 to $2.238 million for the six-month period ended December 31, 1999 as compared to $1.770 million for the same period in 1998. Compensation and benefits increased by $187,000 to $1.022 million for the six-month period ended December 31, 1999 as compared to $835,000 for the same period in 1998. This increase is primarily attributable to a decrease of $84,000 in salaries and wages that are being deferred as loan origination costs and an increase of $17,000 in employee benefits. The decrease in salaries and wages deferred as loan origination costs decreased due to a decrease in loan production. The remainder of increases in wages and benefits were a result of annual wage increases and, a $35,000 increase attributable to the addition of seven employees from the Harlan transaction.

Occupancy expense increased by $31,000 to $129,000 for the six-month period ended December 31, 1999 compared to $98,000 for the same period in 1998. This increase was primarily due to $9,000 in rent expense for the newly acquired branch in Harlan, an increase of $10,000 in repairs and maintenance expense and an increase of $5,000 in depreciation expense.

Data processing fees increased by $22,000 to $141,000 for the six-month period ended December 31, 1999 from $119,000 for the six-month period ended December 31, 1998 primarily due to one time conversion expenses incurred for the Harlan branch acquisition.

Advertising expense increased by $63,000 to $124,000 for the six-month period ended December 31, 1999 compared to $61,000 for the six-month period ended December 31, 1998 primarily due to a new advertising campaign launched in the quarter ended December 31, 1999.

Other expenses increased by $144,000 to $484,000 for the six-month period ended December 31, 1999 from $340,000 for the six-month period ended December 31, 1998 primarily as the result of $32,000 in core deposit intangible amortization for the Harlan transaction, a $14,000 increase in printing and stationary expense, a $41,000 increase in other real estate expense, a $15,000 increase in ATM and other processing fees and a $9,000 increase in telephone expense.

Income tax expense increased by $234,000 to $528,000 for the six-month period ended December 31, 1999 compared to $294,000 for the six-months ended December 31, 1998 due to a higher level of taxable income.

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

                            HFB FINANCIAL CORPORATION

                                     PART II

                                OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

             None

ITEM 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS

             None

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

             None

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE
             OF SECURITY HOLDERS

          a. The Corporation held its annual meeting of Stockholders on October 19, 1999

          b.   Not Applicable

          c. At the Annual Meeting, shareholders voted on the following matters:

                 (1) The election of the following persons to three-year terms as directors of the Corporation:

                            Nominee                    For           Withheld
                            -------                    ---           --------
                      Frank W. Lee                   913,130           3,000
                      Charles A. Harris              913,130           3,000
                      Frances Coffey Rasnic          910,175           5,811

               As a result, all were elected as directors of the Corporation for terms to expire in 2002.

          d.   Not Applicable

ITEM 5.   OTHER INFORMATION

             None

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

           a.  Exhibits

               The following exhibit  is  filed  as part of  this  Form  10-QSB
                  Exhibit 27 - Financial Data Schedule

           b.  Reports on Form 8-K

                 None

                            HFB FINANCIAL CORPORATION

                                   Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed in its behalf by the undersigned, thereunto duly authorized.

                                       HFB FINANCIAL CORPORATION


                                       By:  /s/ David B. Cook
                                            ------------------------------
                                            David B. Cook
                                            President and
                                            Chief Executive Officer


                                       By: /s/ Stanley Alexander, Jr.
                                           ------------------------------
                                           Stanley Alexander, Jr.
                                           Chief Financial Officer

Dated: February 14, 2000