Form 10QSB
period 2000-03-31
HFB FINANCIAL CORP
filed 2000-05-15
CIK 892157

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                 [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 2000

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

The number of shares of the registrant's $1 par value common stock outstanding at May 12, 2000 was 1,079,557.

There are a total of 15 pages filed in this document.

                            HFB FINANCIAL CORPORATION

                                   I N D E X
                                   ---------

                                                                         PAGE NO
                                                                         -------

PART I - FINANCIAL INFORMATION

  Item  1.  Financial Statements

                 Consolidated Balance Sheet                                    3

                 Consolidated Statement of Income                              4

                 Consolidated Statement of Stockholders' Equity                5

                 Consolidated Statement of Cash Flows                          6

                 Notes to Consolidated Financial Statements                  7-8

  Item  2.  Management's Discussion and Analysis of
            Financial Condition and Results of Operations                   9-12

  Item  3.  Quantative/Qualitive Disclosures about Market Risk                13

PART II - OTHER INFORMATION                                                   14

SIGNATURES                                                                    15

                    HFB FINANCIAL CORPORATION AND SUBSIDIARY
                           Consolidated Balance Sheet
                                   (Unaudited)
                                                                   MARCH 31,         JUNE 30,
                                                                     2000              1999
ASSETS
     Cash and cash equivalents                                  $   4,975,778    $   3,573,139
     Trading securities                                               784,598        1,014,808
     Investment securities
        Available for sale                                         37,128,840       37,298,664
        Held to maturity                                           25,520,977       21,997,870
                                                                -------------    -------------
             Total investment securities                           62,649,817       59,296,534
     Loans                                                        126,589,145      121,953,392
        Allowance for loan losses                                    (625,477)      (1,211,594)
                                                                -------------    -------------
             Net loans                                            125,963,668      120,741,798
     Premises and equipment                                         3,419,801        2,432,475
     Real estate owned                                                188,518               --
     Federal Home Loan Bank stock                                   1,395,500        1,346,800
     Interest receivable                                            1,962,469        1,821,970
     Goodwill                                                         396,495               --
     Other assets                                                     160,861          188,876
                                                                -------------    -------------
             Total assets                                       $ 201,897,505    $ 190,416,400
                                                                =============    =============
LIABILITIES
     Deposits
        Interest bearing                                        $ 167,259,334    $ 152,971,687
        Non-interest bearing                                        1,736,648        1,016,069
                                                                -------------    -------------
         Totals                                                   168,995,982      153,987,756
     Short term borrowings                                                 --        6,500,000
     Long term debt                                                12,545,938       10,597,501
     Interest payable                                               1,347,988          733,041
     Other liabilities                                                698,745          847,055
                                                                -------------    -------------
             Total liabilities                                    183,588,653      172,665,353
                                                                -------------    -------------
STOCKHOLDERS' EQUITY
     Issued and outstanding - 1,312,003 and
        1,303,031 shares                                            1,312,003        1,303,031
     Additional paid-in capital                                     6,348,279        6,303,419
     Less: Common stock acquired by Rabbi trusts
        for deferred compensation plans                              (504,737)        (639,767)
     Treasury stock, at cost, 202,046 shares                       (2,030,955)      (2,030,955)
     Retained earnings                                             14,300,276       13,501,715
     Accumulated other comprehensive income                        (1,116,014)        (686,396)
                                                                -------------    -------------
          Total stockholders' equity                               18,308,852       17,751,047
                                                                -------------    -------------
          Total liabilities and stockholders' equity            $ 201,897,505    $ 190,416,400
                                                                =============    =============

See notes to consolidated financial statements.

                    HFB FINANCIAL CORPORATION AND SUBSIDIARY
                        CONSOLIDATED STATEMENT OF INCOME
                                   (Unaudited)

                                                        THREE-MONTHS ENDED                NINE-MONTHS ENDED
                                                            MARCH 31,                         MARCH 31,
                                                     2000             1999              2000             1999
INTEREST INCOME
   Loans receivable                                 $2,594,545        $2,418,541       $7,652,846        $7,513,849
   Investment securities                             1,007,135           825,890        2,942,367         2,326,618
   Other dividend income                                30,928            29,523           97,913            85,570
   Deposits with financial institutions                 24,982            80,811           66,478           151,393
                                                ---------------  ----------------  ---------------  ----------------
            Total interest income                    3,657,590         3,354,765       10,759,604        10,077,430
                                                ---------------  ----------------  ---------------  ----------------
INTEREST EXPENSE
   Deposits                                          1,898,386         1,794,189        5,544,290         5,434,428
   Short term borrowings                                 5,462            93,227          110,764           282,947
   Long term debt                                      146,494           126,489          431,071           295,123
                                                ---------------  ----------------  ---------------  ----------------
            Total interest expense                   2,050,342         2,013,905        6,086,125         6,012,498
                                                ---------------  ----------------  ---------------  ----------------

NET INTEREST INCOME                                  1,607,248         1,340,860        4,673,479         4,064,932
   Provision for loan losses                            15,000            95,384        (459,488)           229,843
                                                ---------------  ----------------  ---------------  ----------------
NET INTEREST INCOME AFTER
  PROVISION FOR LOAN LOSSES                          1,592,248         1,245,476        5,132,967         3,835,089
                                                ---------------  ----------------  ---------------  ----------------
OTHER INCOME
   Service charges for deposit accounts                 94,773            98,220          286,814           278,061
   Other customer fees                                  21,234            14,860           58,870            57,662
   Net loss on trading securities                     (112,660)          (25,554)        (186,699)         (222,835)
   Net realized gain on sales of
    available for sale securities                           --                --               --             2,827
   Other income                                          1,821             1,952           10,623             5,244
                                                ---------------  ----------------  ---------------  ----------------
            Total other income                           5,168            89,478          169,608           120,959
                                                ---------------  ----------------  ---------------  ----------------
OTHER EXPENSES
   Salaries and employee benefits                      546,490           460,158        1,568,149         1,295,484
   Net occupancy expenses                               81,961            46,053          210,475           143,972
   Equipment expenses                                   68,793            57,878          183,568           160,554
   Data processing fees                                 64,803            57,042          206,095           176,271
   Deposit insurance expense                             8,136            22,238           53,386            64,887
   Legal and professional fees                          74,158            43,946          178,422           143,604
   Advertising                                          49,951            19,232          173,692            80,565
   State franchise and deposit taxes                    19,818            37,683           94,108           108,758
   Other expenses                                      213,405           171,747          697,197           511,708
                                                ---------------  ----------------  ---------------  ----------------
            Total other expenses                     1,127,515           915,977        3,365,092         2,685,803
                                                ---------------  ----------------  ---------------  ----------------

INCOME BEFORE INCOME TAX                               469,901           418,977        1,937,483         1,270,245
   Income tax expense                                  134,984           171,803          663,419           466,295
                                                ---------------  ----------------  ---------------  ----------------

                                                ===============  ================  ===============  ================
NET INCOME                                            $334,917          $247,174       $1,274,064          $803,950
                                                ===============  ================  ===============  ================

BASIC EARNINGS PER SHARE                                 $0.30             $0.22            $1.15             $0.73
DILUTED EARNINGS PER SHARE                                0.30              0.22             1.14              0.72


See notes to consolidated financial statements.

                    HFB FINANCIAL CORPORATION AND SUBSIDIARY
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                        Nine-months ended March 31, 2000
                                   (Unaudited)

                                                                                                          ACCUMULATED
                                          ADDITIONAL                                                         OTHER         TOTAL
                               COMMON      PAID-IN      RABBI      TREASURY    COMPREHENSIVE RETAINED    COMPREHENSIVE STOCKHOLDERS'
                               STOCK       CAPITAL     TRUSTS        STOCK        INCOME     EARNINGS         LOSS        EQUITY
                               -----------------------------------------------------------------------------------------------------
BALANCES, JUNE 30, 1999        $1,303,031  $6,303,419 $(639,767)  $(2,030,955)               $13,501,715   $(686,396)  $17,751,047

Net income                                                                      $1,274,064     1,274,064                 1,274,064

Other Comprehensive income -
  net change in unrealized
  loss on securities
  available for sale                                                 (429,618)                 (429,618)     (429,618)
                                                                   ----------

Comprehensive Income                                                              $844,446
                                                                                ==========
Stock issued upon exercise of       8,972      44,860                                                                       53,832
  stock options

Dividends declared                                                                              (475,503)                 (475,503)

Net change in fair value of
  rabbi trust shares                                    135,030                                                            135,030
                               ------------------------------------------------              ---------------------------------------

BALANCES, MARCH 31, 2000       $1,312,003  $6,348,279 $(504,737)  $(2,030,955)               $14,300,276 $(1,116,014)  $18,308,852
                               ================================================              =======================================

                    HFB FINANCIAL CORPORATION AND SUBSIDIARY
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                  (Unaudited)

                                                                   NINE-MONTHS ENDED
                                                                        MARCH 31,

                                                                  2000            1999
OPERATING ACTIVITIES
    Net cash provided by operating activities                   $2,188,372      $1,953,354
                                                              ------------    ------------
INVESTING ACTIVITIES
  Purchases of securities available for sale                    (8,346,396)    (14,521,635)
  Proceeds from maturities of securities available for sale      7,871,376       7,528,873
  Purchases of securities held to maturity                      (7,874,038)     (6,497,692)
  Proceeds from sales of securities available for sale                  --         520,648
  Proceeds from maturities of securities held to maturity        4,370,423       4,956,266
  Net change in loans                                           (5,221,870)     (5,298,550)
  Purchases of premises and equipment                           (1,160,797)       (512,355)
  Proceeds from sale of fixed assets                                    --          13,000
  Acquisition of deposits (net of cash acquired)                  (459,423)             --
                                                              ------------    ------------
    Net cash used by investing activities                      (10,820,725)    (13,811,445)
                                                              ------------    ------------

FINANCING ACTIVITIES
  Net change in
    Non interest-bearing, interest-bearing
      and savings  deposits                                      3,574,604        (227,824)
    Certificates of deposit                                     11,433,622       9,005,739
    Short term borrowings                                       (6,500,000)      1,000,000
    Proceeds of long-term debt                                   2,000,000       5,000,000
    Repayment of long-term debt                                    (51,563)        (47,588)
  Cash dividends                                                  (475,503)       (492,757)
  Proceeds from exercise of options on common stock                 53,832          63,018
  Common stock acquired by Rabbi trusts                                 --         (31,278)
                                                              ------------    ------------
    Net cash used by financing activities                       10,034,992      14,269,310
                                                              ------------    ------------

NET CHANGE IN CASH AND CASH EQUIVALENTS                          1,402,639       2,411,219

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                   3,573,139       6,947,148
                                                              ------------    ------------
CASH AND CASH EQUIVALENTS, END OF PERIOD                      $  4,975,778    $  9,358,367
                                                              ============    ============
ADDITIONAL CASH FLOWS INFORMATION
  Interest paid                                               $  5,471,178    $  4,657,881
  Income tax paid                                                  624,105         320,864

See notes to consolidated financial statements.

                            HFB FINANCIAL CORPORATION

             Notes to Consolidated Financial Statements (Unaudited)

1.   BASIS OF PRESENTATION

         The unaudited consolidated financial information for the three and nine-month periods ended March 31, 2000 and 1999 includes the results of operations of HFB Financial Corporation (the "Corporation") and its wholly owned subsidiary Home Federal Bank, Federal Savings Bank ("Home Federal" or the "Bank"). The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial statements and with the instructions to Form 10-Q. It is suggested that these statements and notes be read in conjunction with the financial statements and notes thereto included in the Bank's annual report for the year ended June 30, 1999 on Form 10-K filed with the Securities and Exchange Commission.

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

1.       NON-PERFORMING LOANS AND PROBLEM ASSETS

         The following sets forth the activity in the Bank's allowance for loan losses for the nine-months ended March 31, 2000 and 1999:

                                                                                    (Dollars in thousands)

                                                                                         2000            1999
                                                                                         ----            ----

           Balance July 1                                                              $1,212            $973
           Charge offs                                                                   (130)            (16)
           Recoveries                                                                       2               -
           Provision for loan losses                                                     (459)            229
                                                                                       ------          ------
           Balance March 31                                                              $625          $1,186

           Ratio of net charge offs during the period to average
               loans outstanding during the period                                       .10%            .00%
                                                                                       ======          ======

           Information on impaired loans is summarized below

           AT MARCH 31                                                    2000
                                                                          ----

           Impaired loans with an allowance                               $275

           Allowance for impaired loans (included in the Company's
               allowance for loan losses)                                  $99

           NINE-MONTHS ENDED MARCH 31                                     2000
                                                                          ----

           Average balance of impaired loans                              $591
           Interest income recognized on impaired loans                     86
           Cash-basis interest received                                     83


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

The operations of Home Federal, and savings institutions generally, are significantly influenced by general economic conditions and the monetary and fiscal policies of government regulatory agencies. Deposit flows and costs of funds are influenced by interest rates on competing investments and prevailing market rates of interest. Lending activities are affected by the demand for financing real estate and other types of loans, which in turn are influenced by the interest rates at which such financing may be offered and other factors related to loan demand and the availability of funds. Just as regulatory authorities influence the Bank's operations, so are its liquidity levels and capital resources. As of March 31, 2000, management is not aware of any current recommendations by the regulatory authorities, which if implemented, would have a material effect on the Bank's operations, liquidity or resources.

FINANCIAL CONDITION

The Corporation's assets increased by 6.03% to $201.9 million at March 31, 2000 compared to $190.4 million at June 30, 1999. The majority of this increase is reflected in increases in cash and cash equivalents, investment securities, loans and fixed assets. These increases are financed primarily by the net of an increase in deposits, an increase in long-term borrowing and a decrease in short-term borrowings.

Cash and cash equivalents increased by $1.4 million to $5.0 million at March 31, 2000 from $3.6 million at June 30, 1999. This increase was primarily the result of excess liquidity invested in overnight funds.

The Company maintains a portfolio of trading account securities, which is comprised of common stock of other financial institutions. The portfolio was $785,000 at March 31, 2000 compared to $1.015 million at June 30, 1999. Most of this decrease was attributable to a decrease in the fair market value of the portfolio.

The loan portfolio increased by $5.3 million to $126.0 million at March 31, 2000 from $120.7 million at June 30, 1999. A substantial portion of loans originated during the last nine-month period were adjustable-rate residential mortgages.

At March 31, 2000, the allowance for loan losses was $625,000 or .49% of loans receivable compared to $1.2 million or .99% of loans receivable at June 30,
1999. During the nine-months ended March 31, 2000, management reduced the allowance, due to the repayment of $904,000 on impaired loans. Total non-performing assets were $730,000 or .58% of total loans at March 31, 2000 as compared to $1.9 million or 1.56% of total loans at June 30, 1999. The decrease in non-performing loans was primarily due to the repayment of $874,000 on several problem real estate loans to one borrower that totaled $1.4 million. Over the past year, management has aggressively worked to help this borrower find new financing with another lender. This refinancing was the source of the $874,000 reduction and reduced the borrowers outstanding debt to $455,000. At March 31, 2000, $99,000 was included in the allowance for loan losses, specifically as a reserve for the remaining loans to this borrower.

The Bank augments its lending activities and increases its asset yields by investing in mortgage-backed securities and U.S. Government securities. During the nine-months ended March 31, 2000, management purchased $16.2 million in investment and mortgage-backed securities. These purchases were primarily funded by proceeds from the acquisition of the deposits in the Harlan transaction, called and maturing investment securities, principal collected on mortgage-backed securities and investments, and an increase in long-term borrowing. At March 31, 2000, the Bank held $37.1 million in securities, available for sale with a net unrealized loss of $1.1 million and $25.5 million in securities held to maturity with a fair market value of $24.4 million.

Premises and equipment increased by $987,000 to $3.4 million at March 31, 2000 from $2.4 million at June 30, 1999, primarily as the result of progress payments made on the Bank's new operations center which is presently under construction. The final cost is estimated at approximately $1.0 million, including furniture and fixtures.

Other assets and goodwill increased $368,000 to $557,000 at March 31, 2000 from $189,000 at June 30, 1999, primarily due to the unamortized core deposit intangible resulting from the Harlan transaction, which was $396,000 at March 31, 2000, with 78 months of amortization remaining.

Total deposits increased by $15.0 million to $169.0 million at March 31, 2000 from $154.0 million at June 30, 1999. During the nine-months ended March 31, 2000, certificates of deposit increased $11.4 million. NOW accounts and savings deposits increased $3.6 million, primarily due to the acquisition of the deposits in Harlan on October 15, 1999. Excluding the $17.1 million in deposits acquired in the Harlan transaction, NOW accounts and savings decreased by $1.0 million and certificates of deposit decreased by $1.9 million. The decline in these deposits was primarily attributable to aggressive competition in the form of premium rates offered by other institutions in our market area.

Short-term borrowings decreased $6.5 Million from June 30, 1999 as the result of funding from the acquisition of the deposits of the new Harlan office. Long-term borrowings increased by $2.0 million to $12.5 million at March 31, 2000 from $10.5 million at June 30, 1999 due to funding needs for investment securities and loans.

Accrued interest payable increased by $615,000 to $1.348 million at March 31, 2000 from $733,000 at June 30, 1999 due to an increase in interest-bearing deposit accounts and the timing of interest payments.

At March 31, 2000, the Bank met all regulatory capital requirements. Tangible, core and risk-based capital ratios were 8.5%, 8.5% and 19.7% respectively at March 31, 2000 as compared to 9.0%, 9.0% and 21.4% at June 30, 1999.

RESULTS OF OPERATIONS FOR THE THREE-MONTHS ENDED MARCH 31, 2000 AND 1999

Net income increased by $88,000 to $335,000 for the three-month period ended March 31, 2000 from $247,000 for the three-month period ended March 31, 1999. The primary reasons for the increase were a decrease of $84,000 in non-interest income and an increase of $212,000 in non-interest expense. These items were offset by a $266,000 increase in net interest income a $80,000 decrease in the provision for loan losses and a $37,000 decrease in income tax expense.

Net interest income increased by $266,000 for the three-month period ended March 31, 2000 as compared to the three-month period ended March 31, 1999, primarily as the result of higher volume.

Interest on loans increased by $176,000 to $2.595 million for the three-month period ended March 31, 2000 as compared to $2.419 million for the three-month period ended March 31, 1999. This increase is mainly attributable to a higher weighted-average balance of loans receivable outstanding.

Interest on investment securities increased by $183,000 to $1.038 million for the three-month period ended March 31, 2000 from $855,000 for the three-month period ended March 31, 1999. This increase is primarily the result of higher weighted-average balances during the period.

Interest on deposits increased by $104,000 to $1.898 million for the three-month period ended March 31, 2000 from $1.794 million for the three-month period ended March 31, 1999 as a result of higher volume.

Interest on short-term borrowings and long-term debt decreased by $68,000 to $152,000 for the three-month period ended March 31, 2000 from $220,000 for the three-month period ended March 31, 1999 due to lower levels of short-term borrowing.

The provision for loan losses decreased $80,000 for the three-month period ended March 31, 2000 as compared to the same period in 1999. The provision was the result of management's evaluation of the adequacy of the allowance for loan losses including consideration of recoveries of loans previously charged off, the perceived risk exposure among loan types, actual loss experience, delinquency rates, and current economic conditions. The Bank's allowance for loan losses as a percent of total loans at March 31, 2000 was .49%.

Non-interest income decreased by $84,000 to $5,000 for the three-month period ended March 31, 2000 as compared to $89,000 for the same period in 1999. The decrease was attributable to a net increase in realized and unrealized (losses) on trading account securities of $87,000 offset by an increase of $3,000 in service charges on deposits.

Non-interest expense increased by $212,000 to $1.128 million for the three-month period ended March 31, 2000 as compared to $916,000 for the same period in 1999. Compensation and benefits increased by $86,000 to $546,000 for the three-month period ended March 31, 2000 as compared to $460,000 for the same period in 1999. This increase is primarily attributable to an increase in salaries and wages of $75,000, $35,000 which was attributable to the addition of 7 employees from the Harlan transaction. The remaining portion of the increase was due to increases in employee education and employee benefits.

Occupancy expense increased by $36,000 to $82,000 for the three-month period ended March 31, 2000 from $46,000 for the same period in 1999. This increase was primarily due to an increase of $11,000 for the lease of the newly acquired Harlan branch office. The remaining portion of this increase was attributable to increases in repairs and maintenance expense, depreciation expense and insurance expense.

Professional services increased by $30,000 to $74,000 for the three-months ended March 31, 2000 compared to $44,000 for the same period in 1999, primarily as the result of $25,000 paid for a Phase II Environmental study performed on the site of the new Harlan Branch.

Advertising expense increased by $31,000 to $50,000 for the quarter ended March 31, 2000 compared to $19,000 for the quarter ended March 31, 1999 primarily due to a higher level of agency advertising activity in the current period.

Other expenses increased by $41,000 to $213,000 for the three-month period ended March 31, 2000 from $172,000 for the three-month period ended March 31, 1999, primarily due to the addition of $31,000 in core deposit intangible amortization expense related to the Harlan transaction.

RESULTS OF OPERATIONS FOR THE NINE-MONTHS ENDED MARCH 31, 2000 AND 1999

Net income increased by $470,000 to $1.274 million for the nine-month period ended March 31, 2000 from $804,000 for the nine-month period ended March 31, 1999. The primary reasons for the increase were a $609,000 increase in net interest income, a $689,000 decrease in provision for loan losses, a $49,000 increase non-interest income offset by a $680,000 increase in non-interest expense and a $197,000 increase in income tax expense.

Net interest income increased by $609,000 for the nine-month period ended March 31, 2000 as compared to the nine-month period ended March 31, 1999, primarily as the result of a higher volumes and the recognition of interest income on several non-accrual loans, which were paid off.

Interest on loans increased by $139,000 to $7.653 million for the nine-month period ended March 31, 2000 as compared to $7.514 million for the nine-month period ended March 31, 1999. This increase is mainly attributable to a higher weighted-average balance of loans receivable outstanding.

Interest on investment securities increased by $615,000 to $2.942 million for the nine-month period ended March 31, 2000 from $2.327 million for the nine-month period ended March 31, 1999. This increase is primarily the result of higher weighted-average balances during the period.

Interest on deposits with other financial institutions decreased by $85,000 to $66,000 for the nine-month period ended March 31, 2000 from $151,000 for the nine-month period ended March 31, 1999 primarily due to a lower level of interest-bearing cash balances.

Interest on deposits increased by $110,000 to $5.544 million for the nine-month period ended March 31, 2000 compared to $5.434 million for the nine-month period end March 31, 1999. This increase was primarily due to an increase in volume.

Interest on short term borrowings and long term debt decreased by $36,000 to $542,000 for the nine-month period ended March 31, 2000 from $578,000 for the nine-month period ended March 31, 1999 primarily due to lower levels of short-term borrowing.

The provision for loan losses decreased $689,000 for the nine-month period ended March 31, 2000 as compared to the same period in 1999. During the quarter ended September 30, 1999, a total of $904,000 of impaired loans were paid off. The amount charged off for those loans was significantly less than what was specifically reserved for these loans and resulted in a $474,000 reduction in the overall allowance. The provision is the result of management's evaluation of the adequacy of the allowance for loan losses including consideration of recoveries of loans previously charged off, the perceived risk exposure among loan types, actual loss experience, delinquency rates, and current economic conditions. The Bank's allowance for loan losses as a percent of total loans, net at March 31, 2000 was .49%.

Non-interest income increased by $49,000 to $170,000 for the nine-month period ended March 31, 2000 as compared to $121,000 for the same period in 1999. The increase was attributable to a net decrease in realized and unrealized losses on trading account securities of $36,000, a decrease in realized gains on available for sale securities of $3,000, a $10,000 increase in customer fees and service charges and an increase of $6,000 in other income. The decrease in realized and unrealized losses on trading account securities was primarily the result of an decrease in the market value of equity securities included in the trading account portfolio. The trading account portfolio is comprised of common stocks of other financial institutions.

Non-interest expense increased by $679,000 to $3.365 million for the nine-month period ended March 31, 2000 as compared to $2.686 million for the same period in 1999. Compensation and benefits increased by $273,000 to $1.568 million for the nine-month period ended March 31, 2000 as compared to $1.295 million for the same period in 1999. This increase is primarily attributable to an increase of $159,000 in salaries and wages. The remaining portion of the increase was due to a decrease of $85,000 in salaries and wages that are being deferred as loan origination costs and an increase of $28,000 in employee benefits. The decrease in salaries and wages deferred as loan origination costs decreased due to a decrease in loan production. The increases in wages and benefits were a result of annual wage increases and a $70,000 increase attributable to the addition of seven employees from the Harlan transaction.

Occupancy expense increased by $67,000 to $210,000 for the nine-month period ended March 31, 2000 compared to $144,000 for the same period in 1999. This increase was primarily due to $20,000 in rent expense for the newly acquired branch in Harlan, an increase of $9,000 in other rent expense, an increase of
$20,000 in repairs and maintenance expense, an increase of $6,000 in depreciation expense and an increase of $12,000 in tax, insurance and utility expenses.

Equipment expense increased by $23,000 to $184,000 for the nine-month period ended March 31, 2000 compared to $161,000 for the nine-period ended March 31, 1999. The increase was due to a $14,000 increase in repairs and maintenance and a $9,000 increase in depreciation expense.

Data processing fees increased by $30,000 to $206,000 for the nine-month period ended March 31, 2000 from $176,000 for the nine-month period ended March 31, 1999 primarily due to one time conversion expenses incurred for the Harlan branch acquisition.

Professional services increased by $35,000 to $178,000 for the nine-month period ended March 31, 2000 compared to the same period in 1999. This increase is primarily due primarily as the result of $25,000 paid for a Phase II Environmental study performed on the site of the new Harlan Branch office and $10,000 in fees paid for assistance in developing a new strategic plan.

Advertising expense increased by $93,000 to $174,000 for the nine-month period ended March 31, 2000 compared to $81,000 for the nine-month period ended March 31, 1999 primarily due to a new advertising campaign launched during the current fiscal year.

Other expenses increased by $185,000 to $697,000 for the nine-month period ended March 31, 2000 from $512,000 for the nine-month period ended March 31, 1999 primarily as the result of $63,000 in core deposit intangible amortization for the Harlan transaction, a $20,000 increase in printing and stationary expense, a $41,000 increase in other real estate expense, a $21,000 increase in ATM and other processing fees and a $14,000 increase in telephone expense.

Income tax expense increased by $197,000 to $663,000 for the nine-month period ended March 31, 2000 compared to $466,000 for the nine-months ended March 31, 1999 due to a higher level of taxable income.

QUANTATIVE/QUALITIVE DISCLOSURES ABOUT MARKET RISK

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

The Corporation uses interest rate sensitivity analysis to measure its interest rate risk by computing changes in net portfolio value of its cash flows from assets, liabilities and off-balance sheet items in the event of a range of assumed changes in market interest rates. Net portfolio value represents the market value of portfolio equity and is equal to the market value of assets minus the market value of liabilities, with adjustments made for off-balance sheet items. This analysis assesses the risk of loss in market risk sensitive instruments in the event of a sudden and sustained 100 to 400 basis point increase or decrease in market interest rates with no effect given to any steps that management might take to counter the effect of that interest rate movement. The Corporation measures interest rate risk by modeling the change in net portfolio value over a variety of interest rate scenarios.

The Corporation has not yet completed its interest rate sensitivity analysis for March 31, 2000, but anticipates an increase in interest rate sensitivity as disclosed in the annual report to shareholders' at June 30, 1999. At December 31, 1999, the Corporations net portfolio value was estimated to decline by $7,179,000 or change 30% with an immediate rate shock reflecting an increase of 200 basis points compared to a decline of $5,761,000 and a change of 25% at June 30, 1999.

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

             None

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

             None

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE
             OF SECURITY HOLDERS

             No matters were submitted to a vote of Security Holders during the quarter ended March 31, 2000.

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

Dated: May 12, 2000