Form 10KSB
period 2000-06-30
HFB FINANCIAL CORP
filed 2000-09-28
CIK 892157

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549
                              --------------------
                                   FORM 10-KSB

(Mark One)
 [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


For the fiscal year ended June 30, 2000

                 TRANSITIONAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from             to
                               -----------    -------------

                           Commission File No. 0-20956
                                               -------


                            HFB FINANCIAL CORPORATION
              ----------------------------------------------------
             (Exact name of registrant as specified in its charter)



                Tennessee                                  61-1228266
--------------------------------------------           --------------------
     (State or other jurisdiction                       (I.R.S. employer
  of incorporation or organization)                     identification no.)

              1602 Cumberland Avenue, Middlesboro, Kentucky 40965
---------------------------------------------
               (Address of principal executive offices) (Zip Code)


      Registrant's telephone number, including area code: (606) 248-1095

Securities registered pursuant to Section 12(b) of the Act:  Not Applicable


          Securities registered pursuant to Section 12(g) of the Act:


                    Common Stock (par value $1.00 per share)
                    ----------------------------------------
                                 Title of Class

Indicate by check mark whether the registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
Yes   [X]      No   [_]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ X ]

Registrant's revenues for the fiscal year ended June 30, 2000:  $14,757,000

The registrant's voting stock is listed on the Nasdaq SmallCap Market. The aggregate market value of the voting stock held by nonaffiliates of the registrant, based on the $11.50 per share closing sales price of the registrant's common stock as quoted on the Nasdaq SmallCap Market on September 12, 2000, was $12,204,042. For purposes of this calculation, it is assumed that directors and officers of the registrant are affiliates. As of September 13, 2000, the registrant had 1,299,147 shares of common stock outstanding, of which 237,926 were held by affiliates.

Transitional Small Business Disclosure Format    Yes   [_]       No   [X]


                       DOCUMENTS INCORPORATED BY REFERENCE

         1. Portions of Annual Report to Stockholders for the Fiscal Year Ended June 30, 2000. (Parts I and II)

         2. Portions of Proxy Statement for the 2000 Annual Meeting of Stockholders. (Part III)

                                     PART I


Item 1.  Business

General

               HFB Financial Corporation (the "Company") is the sole stockholder of, and acts as the holding company for, Home Federal Savings Bank ("Home Federal" or the "Bank"). The Company has no significant assets other than capital stock of the Bank and a portfolio of trading account equity securities. The Company qualifies as a unitary savings and loan holding company and is subject to regulation by the Office of Thrift Supervision ("OTS"). The Company's principal business is the business of the Bank and its subsidiary. Therefore, references to the "Company" in this Form 10-KSB are to both the Company and the Bank. The Bank operates through three full service offices in the Southeastern Kentucky communities of Middlesboro and Harlan and one full service office in the East Tennessee community of New Tazewell. At June 30, 2000, the Company had total assets of $205.2 million, deposits of $172.5 million, net loans receivable of $131.4 million and stockholders' equity of $18.0 million.

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

Analysis of Loan Portfolio

               Set forth below is selected data relating to the composition of the Company's loan portfolio at the dates indicated. As of June 30, 2000, the Company had no concentrations of loans exceeding 10% of total loans other than as disclosed below.

                                                                                     At June 30,
                                                          --------------------------------------------------------------------
                                                           2000          1999           1998            1997          1996
                                                           ----          ----           ----            ----          ----
                                                          Amount        Amount         Amount          Amount        Amount
                                                          ------        ------         ------          ------        ------
                                                                                    (In thousands)
Real estate loans:
  Single and multi-family mortgage loans .........       $111,157       $ 95,294       $ 94,153       $ 86,095       $ 79,022
  Commercial real estate loans ...................         11,478         10,745         10,411         10,096         10,237
Real Estate construction loans ...................          6,690         12,996          8,636          5,091          3,397
                                                         --------       --------       --------       --------       --------
  Total real estate loans ........................        129,325        119,035        113,200        101,282         92,656
                                                         --------       --------       --------       --------       --------

Consumer loans:
  Loans on deposits ..............................          2,012          1,795          1,995          1,964          2,001
  Home improvement loans .........................            578            828          1,176          1,306            836
  Automobile loans ...............................          1,063          1,109          1,685            959            666
  Other(1) .......................................          1,633          2,180          1,617          1,493          2,130
                                                         --------       --------       --------       --------       --------
     Total consumer loans ........................          5,286          5,912          6,473          5,722          5,633
                                                         --------       --------       --------       --------       --------

Commercial loans .................................            193             98            353            723            171
                                                         --------       --------       --------       --------       --------

Total gross loans ................................        134,804        125,045        120,026        101,727         98,460

Less:
  Undisbursed portion of mortgage loans ..........          2,529          2,931          2,757          2,019          1,797
  Allowances for loan losses .....................            645          1,212            973            710            671
  Unamortized discount and deferred loan fees, net            236            160            125             14             18
                                                         --------       --------       --------       --------       --------

Total ............................................       $131,394       $120,742       $116,171       $104,984       $ 95,974
                                                         ========       ========       ========       ========       ========

(1)     Includes home equity lines of credit.

               The following table sets forth certain information as of June 30, 2000 regarding the dollar amount of principal repayments becoming due during the periods indicated for loans. Demand loans, loans having no schedule of repayments and no stated maturity, and overdrafts are reported as due in one year or less. The table below does not include any estimate of prepayments which significantly shorten the average life of all mortgage loans and may cause the Company's actual repayment experience to differ from that shown below.



                                               Due After One Year
                                   Due in One        through        Due after
                                  Year or Less     Five Years       Five Years         Total
                                  ------------    ------------   -----------------   ----------
                                                         (In thousands)

Real estate mortgage loans ...       $  2,935       $ 14,444         $105,256         $122,635
Real estate construction loans            229          1,148            5,313            6,690
Consumer loans (1) ...........          2,584          2,539              163            5,286
Commercial loans .............            140             53               --              193
                                     --------       --------         --------         --------
  Total gross loans ..........       $  5,888       $ 18,184         $110,732         $134,804
                                     ========       ========         ========         ========


(1)  Includes second mortgages and home equity lines of credit.

               The following table sets forth as of June 30, 2000 the dollar amount of all the loans due after one year ending June 30, 2000 and distinguishes between those with predetermined (i.e., fixed) interest rates and those with floating or adjustable interest rates.


                                                     Floating or
                                Predetermined        Adjustable
                                    Rate               Rates           Total
                               --------------       -----------        -----
                                                  (In thousands)

Real estate mortgage loans ...     $ 18,458           $101,242       $119,700
Real estate construction loans        1,770              4,691          6,461
Consumer loans (1) ...........        2,702                 --          2,702
Commercial loans .............           53                 --             53
                                   --------           --------       --------
   Total gross loans .........     $ 22,983           $105,933       $128,916
                                   ========           ========       ========


               The primary emphasis of the Company's lending activity is the origination of conventional loans secured by owner occupied, one-to-four family residential properties. The Company's conventional mortgage loan originations are generally for terms of 10 to 30 years, amortized on a monthly basis, with principal and interest due each month. Borrowers may refinance or prepay loans at their option without penalty. Conventional residential mortgage loans granted by the Company customarily contain "due-on-sale" clauses which permit the Company to accelerate the indebtedness of the loan upon transfer of ownership of the mortgaged property.

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

               Asset Classification and Allowance for Loan Losses. The Company classifies its loan assets as a "substandard," "doubtful" or "loss," if warranted. Assets classified as substandard or doubtful require a general allowances for loan losses. If an asset or portion thereof is classified as loss, specified allowances for loan losses in the amount of 100% of the portion of the asset classified loss must be established, or else the loan must be charged off. An asset which does not currently warrant classification but which possesses weaknesses or deficiencies deserving close attention is required to be designated as "special mention." Currently, general loss allowances established to cover possible losses related to assets classified substandard or doubtful may be included in determining an institution's regulatory capital, while specific valuation allowances for loan losses do not qualify as regulatory capital. The Company has determined that at June 30, 2000 it had $1.9 million in assets classified as substandard, $134,000 in assets classified as doubtful and $655,000 in assets classified as loss. In addition, the Company had $106,000 in assets designated as special mention. Depending on their future performance, it is possible that these loans might be required to be classified in future periods.

               During the year ended June 30, 1999, Management estimated that losses would be significant on a large commercial real estate loan the Company had been struggling with for the past several years. The loan was secured by property, which was single purpose thus limiting its marketability. Over fiscal years 1998 and 1999, Management increased the provision for loan losses in anticipation of loss on this loan. During the year ended June 30, 2000, the borrower was able to find other financing and consequentially the Company had no loss of principal on this loan. Due to the large amount of provision that had been allocated to this loan, the provision for loan loss was reduced by $494,000. The provision for loan losses was ($437,000) net of this adjustment for the year ended June 30, 2000.

               The following table sets forth an analysis of the Company's allowance for loan losses for the periods indicated.


                                                                                                  Year Ended June 30,
                                                             ------------- ------------  ---------------     ---------  ----------
                                                                 2000          1999           1998              1997       1996
                                                                 ----          ----           ----              ----       ----
                                                                Amount        Amount         Amount            Amount     Amount
                                                                ------        ------         ------            ------     ------
                                                                                         (In Thousands)
Balance at Beginning of Period ...........................     $ 1,212        $   973         $   710         $   671     $   633
                                                               -------        -------         -------         -------     -------

Loan charge-offs:
  Real Estate:
    Residential ..........................................          87             --              --              --          --
    Commercial ...........................................          --             --              --              99          --
  Consumer ...............................................          12             16              11               3           8
  Commercial .............................................          34             --              --              --          --
                                                               -------        -------         -------         -------     -------
Total charge-offs ........................................         133             16              11             102           8

Recoveries:
  Real Estate:
    Residential ..........................................          --             --              --               3          11
  Consumer ...............................................           3              2              --              --          --
                                                               -------        -------         -------         -------     -------
Total Recoveries .........................................           3              2              --               3          11

Net loan recoveries (charge-offs) ........................        (130)           (14)            (11)            (99)          3
                                                               -------        -------         -------         -------     -------
Provision (Adjustment) for Loan Losses ...................        (437)           253             274             138          35
                                                               -------        -------         -------         -------     -------

Balance at end of period .................................     $   645        $ 1,212         $   973         $   710     $   671
                                                               =======        =======         =======         =======     =======

Ratio of allowance for losses to gross loans receivable ..        0.49%          0.97%           0.81%           0.67%       0.68%
                                                               =======        =======         =======         =======     =======

Ratio of net loan charge-offs to average loans outstanding
during the period ........................................        0.10%          0.01%           0.01%           0.10%       0.00%
                                                                ======        =======         =======         =======     =======

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

                                                            Year Ended June 30,
                               -------------------------------------------------------------------------------
                                    2000         2000            1999       1999           1998         1998
                                    ----         ----            ----       ----           ----         ----
                                   Amount          %            Amount        %           Amount          %
                                   ------          -            ------        -           ------          -
                                                             (In thousands)
Residential and commercial
        real estate loans .         $  618     95.94%      $1,210           95.19%      $  970         94.31%
Consumer loans ............             27      3.92%           2            4.72%           3          5.39%
Commercial loans ..........             --      0.14%          --            0.09%          --          0.30%
                                    ------     ------      ------          ------       ------         ------

        Total allowance for
        loan losses .......         $  645    100.00%      $1,212          100.00%      $  973        100.00%
                                    ------    ------       ------          ------       ------        ------




                                            Year Ended June 30,
                                 ------------------------------------------
                                    1997       1997      1996        1996
                                    ----       ----      ----        ----
                                   Amount        %      Amount         %
                                   ------        -      ------         -
                                                (In thousands)

Residential and commercial
        real estate loans .         $707      94.02%      $669        94.11%
Consumer loans ............            3       5.31%         2         5.72%
Commercial loans ..........           --       0.67%        --         0.17%
                                    ----       ----       -----      ------

        Total allowance for
        loan losses .......         $710     100.00%      $671       100.00%
                                    ----     ------       -----      ------



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

  The following table sets forth information with respect to the Company's nonperforming assets at the dates indicated. The Company has no restructured loans



                                                                                      Year Ended June 30
                                                           -------------------------------------------------------------------------
                                                             2000               1999          1998          1997           1996
                                                             ----               ----          ----          ----           ----
                                                            Amount             Amount        Amount         Amount         Amount
                                                            ------             ------        ------         ------         ------
                                                                                         (In thousands)
Loans accounted for on a nonaccrual
basis (1)         ......................................   $  1,613         $    1,416      $      --     $       --     $       --
                                                            -------          ---------       --------      ---------      ---------
Accruing loans which are contractually
  past due 90 days or more:  (1)
        Real estate.....................................   $    614         $      521      $     677     $      365     $      657
        Consumer........................................         15                  5             40              3              3
        Commercial......................................         --                 --             --             --             --
                                                           --------         ----------      ---------     ----------     ----------
Total of nonaccrual and 90 days
  or more past due loans................................   $  2,242         $    1,942      $     717     $      368     $      660
                                                           --------         ----------      ---------     ----------     ----------

Real Estate owned.......................................        333                 --             --             58             --
                                                           --------         ----------      ---------     ----------     ----------
   Total nonperforming assets...........................   $  2,575         $    1,942      $     717     $      426     $      660
                                                           ========         ==========      =========     ==========     ==========
Nonaccrual and 90 days or more past due
  loans as a percentage of total loans, net.............      1.96%              1.96%          0.62%          0.41%          0.69%
                                                           ========         ==========      =========     ==========     ==========
Nonaccrual and 90 days or more past due
  loans as a percentage of total assets, net............      1.10%              1.02%          0.41%          0.27%          0.45%
                                                           ========         ==========      =========     ==========     ==========
Nonperforming assets as a percentage of
  total assets..........................................      1.25%              1.02%          0.41%          0.27%          0.45%
                                                           ========         ==========      =========     ==========     ==========


(1) Interest on delinquent loans is accrued to income to the extent considered collectible.

               As of June 30, 2000, the Company had a total of $776,000 in 13 single family loans classified as "substandard." As of June 30, 2000, the Company had $5,000 in consumer loans classified and $441,000 in two single family residential loans classified as "special mention."

               In addition, the Company had 6 real estate development loans to one borrower totaling $1.291 million, of which $68,000 had been classified as special mention, $1.1 million had been classified as "substandard", $33,000 had been classified as "doubtful" and $60,000 had been classified as "loss." The property securing these loans is a single family residential development in Clinton Tennessee. The borrower is actively working to obtain new financing. Management believes that these loans have been adequately classified and reserved for, but continues to monitor them as to their collectibility and as to any possible losses the Company could incur, or additional reserves that may need to be established

               At June 30, 2000, $202,000 would have been recognized as interest income had these loans been in a current status. Income recognized on these loans during the period ended June 30, 2000 was $61,000.

               As of June 30, 2000, the Company had a total of $333,000 in real estate owned.

               At June 30, 2000, the Company had no other loans of a material amount which were not classified as non-accrual, past due 90 days or more or restructured but where known information about possible credit problems of borrowers caused management to have serious doubts as to the ability of the borrowers to comply with present loan repayment terms and could result in future disclosure as non-accrual, 90 days past due or restructured.

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

               The Board of Directors of the Company has authorized the existence of a trading account in an amount not to exceed 8% of total assets for the purpose of taking advantage of favorable short-term market conditions. The Company's investment policy specifies that securities traded within this account must be U.S. Treasury or agency obligations. Securities in the trading account are marked to market on a monthly basis. During the year ended June 30, 2000 there was no trading activity. At June 30, 2000, there were no securities held in the Company's trading account.

               The Board of Directors of the Company has authorized a trading account of up to $1.0 million for investing in common stocks of publicly traded thrifts which are considered to be undervalued. The Company had $759,000 invested in common stock of publicly held thrift institutions at June 30, 2000.

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

               The following table sets forth the carrying value of the Company's investment securities at the dates indicated.

                                                                                                      At June 30,
                                                                                       ---------------------------------------
                                                                                          2000            1999          1998
                                                                                          ----            ----          ----
                                                                                                 (Dollars in Thousands)
Investment securities, available for sale:
  U.S. Treasury, Federal Agency obligations and municipal obligations...............   $  23,736      $   25,241     $  18,238

Investment securities, held to maturity:
  U.S. Treasury and Federal Agency obligations......................................      13,201           7,731         6,497
                                                                                       ---------      ----------     ---------

Total investment securities, available for
  sale and held to maturity.........................................................   $  36,937      $   32,972     $  24,735
                                                                                       =========      ==========     =========



               The following table sets forth the distributions of maturities of securities at amortized cost at June 30, 2000.

                                                                            At June 30, 2000
                                                 -----------------------------------------------------------------------------
                                                  One Year          One to        Five to        More than   Total Investment
                                                  or Less         Five Years      Ten Years      Ten Years       Portfolio
                                                 -----------     -----------     -----------     ---------      ----------
                                                                         (Dollars in thousands)
  Investment securities, available for sale:
    U.S. Treasury, Federal Agency
    Obligations and Municipal Obligations         $ 2,987         $ 3,061         $12,117         $ 5,571         $23,736

  Total investment
  securities, available for
  sale ..................................            2987           3,061          12,117           5,571          23,736
                                                  -------         -------         -------         -------         -------

Investment securities, held to maturity:
  U.S. Treasury and
  Federal Agency
  obligations ...........................             500           4,150           6,476           2,075          13,201
                                                  -------         -------         -------         -------         -------

  Total investment securities,
  held to maturity ......................             500           4,150           6,476           2,075          13,201
                                                  -------         -------         -------         -------         -------


  Total investment securities,
  available for sale and held to
  maturity ..............................         $ 3,487         $ 7,211         $18,593         $ 7,646         $36,937
                                                  =======         =======         =======         =======         =======


Weighted average yield ..................            6.29%           6.22%           6.51%           6.81%           6.50%
                                                  =======         =======         =======         =======         =======

Mortgage-Backed Securities Activities
               In accordance with the Company's investment policy, management invests in mortgage-backed securities issued by Freddie Mac, Fannie Mae, and Ginnie Mae.

               The following table sets forth the composition of the Company's mortgage-backed securities portfolio at the dates indicated.


                                                                                      At June 30,
                                                      ------------------------------------------------------------------------
                                                                 2000                    1999                     1998
                                                      ----------------------    --------------------       -------------------
                                                         Amount          %        Amount          %         Amount          %
                                                         ------         ---       ------         ---        ------         ---
                                                                                   (Dollars in thousands)
Mortgage-backed securities, available for sale:
  Freddie Mac ......................................    $ 3,311       13.55%     $   744         2.82%     $ 1,375         6.05%
  Fannie Mae .......................................      3,678       15.05        4,786        18.18        3,912        17.22
  Ginnie Mae .......................................      5,947       24.34        6,528        24.80        3,380        14.88
                                                        -------      ------      -------       ------      -------       ------
Total mortgage-backed securities available for sale      12,936       52.94       12,058        45.80        8,667        38.15
                                                        -------      ------      -------       ------      -------       ------
Mortgage-backed securities, held to maturity:
  Freddie Mac ......................................      1,658        6.79        1,074         4.08          581         2.56
  Fannie Mae .......................................      6,727       27.54        9,921        37.69        9,957        43.83
  Ginnie Mae .......................................      3,111       12.73        3,272        12.43        3,512        15.46
                                                        -------      ------      -------       ------      -------       ------
Total mortgage-backed securities, held to maturity .     11,496       47.06       14,267        54.20       14,050        61.85
                                                        -------      ------      -------       ------      -------       ------

Total mortgage-backed securities, available
for sale and held to maturity ......................    $24,432      100.00%     $26,325       100.00%     $22,717       100.00%
                                                        =======      ======      =======       ======      =======       ======

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


------------------------------------------------------------------------------------------------------------------------------------
                                                                                           June 30,
------------------------------------------------------------------------------------------------------------------------------------
                                                                2000                        1999                      1998
                                                    ---------------------------      -------------------      ---------------------
                                                       Average        Average        Average     Average      Average      Average
                                                        Amount         Rate           Amount      Rate         Amount       Rate
                                                       -------        -------        -------     -------      -------      -------
                                                        (Dollars in thousands)
NOW and money market
  deposit accounts...............................   $    15,702        1.69%     $    13,423      1.95%     $    11,823       2.18%
Passbook accounts................................         7,604        2.22            8,008      2.48            9,140       2.72
Certificates.....................................       140,019        5.08          127,857      5.29          116,570       5.32
                                                        -------      ------          -------    ------          -------   --------
  Total..........................................   $   163,325        4.62%     $   149,288      4.83%     $   137,533       4.88%
                                                     ==========      =======     ===========    ======       ==========   ========


               The following table indicates the amount of the Company's certificates of deposit of $100,000 or more by time remaining until maturity as of June 30, 2000. Most of the Company's deposits of over $100,000 come from individual depositors in the Company's market area.

                                                              Certificates
                    Maturity Period                            of Deposit
                    ---------------                          --------------
                                                             (In thousands)

        Three months or less.......................           $    9,116
        Over three through six months..............                7,314
        Over six through twelve months.............               13,906
        Over twelve months                                        14,041
                                                               ---------
                 Total.............................            $  44,377
                                                               =========


               Management attributes the net increase in deposits for the year ended June 30, 2000 to general economic conditions and competition in the local market. The Company does not offer premiums for deposits, and in the past has not offered interest rates on deposits which exceed the average rates paid by other financial institutions in its market area. Due to aggressive competition, the Company has recently instituted promotions offering higher rates on deposits to maintain its market share. Management anticipates that this trend will continue over the next twelve months.

               Borrowings. Savings deposits historically have been the primary source of funds for the Company's lending and investment activities and for its general business activities. The Company is authorized, however, to use advances from the FHLB of Cincinnati to supplement its supply of lendable funds and to meet deposit withdrawal requirements. All of the advances are collateralized by FHLB stock and single family first mortgage loans with aggregate principal balances totaling 150% of the outstanding amount of advances. The FHLB of Cincinnati functions as a central reserve bank providing credit for savings institutions and certain other member financial institutions. As a member, the Company is required to own capital stock in the FHLB and is authorized to apply for advances on the security of such stock and certain of its home mortgages and other assets (principally, securities which are obligations of, or guaranteed by, the United States) provided certain standards related to creditworthiness have been met. The average balance of short term borrowings during the 12 months ended June 30, 2000 was $2.0 million with a weighted average rate of 5.52%. The maximum balance of short term borrowings during the 12 months ended June 30, 2000 was $9.0 million.

Subsidiary Activities

               The Company's only subsidiary is Home Service Corporation in which its investment was $2.7 million at June 30, 2000. Home Service Corporation's principal activity is that of ownership and rental of the Company's main office building and operations center in Middlesboro, Kentucky and a branch office in New Tazewell, Tennessee. Home Service Corporation also owns and rents other properties to unrelated parties. These properties are contiguous to the Company's main office and being held for future expansion.

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

               The Company's primary competition comprises the commercial banks near each of the Company's branch offices. In Middlesboro, where the Company's main office is located, primary competition consists of three banks and one savings bank. In Harlan, Kentucky where a branch office is located, the Company's primary competition is two banks. In New Tazewell, Tennessee, where a branch office is located, the Bank's primary competition is three banks.

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


Employees

               As of June 30, 2000, the Company and its subsidiary had 59 full-time employees, none of whom was represented by a collective bargaining agreement. The Company believes that it enjoys excellent relations with its personnel.

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

               At June 30, 2000, Home Federal exceeded its tangible, core and risk-based regulatory capital requirements. For more information, see "Selected Consolidated Financial and Other Data - Regulatory Capital Ratios" in the Annual Report filed as Exhibit 13 to this report.

               Prompt Corrective Regulatory Action. The Federal Deposit Insurance Act ("FDI Act") requires the federal banking regulators to take prompt corrective action in respect of depository institutions that do not meet certain minimum capital requirements, including a leverage limit and a risk-based capital requirement. The joint regulations of the federal banking agencies, including the OTS, classify insured depository institutions by capital levels and provide that the applicable agency will take various prompt corrective actions to resolve the problems of any institution that fails to satisfy the capital standards. Under the joint prompt corrective action regulations, a "well-capitalized" institution is one that is not subject to any regulatory order or directive to meet any specific capital level and that has or exceeds the following capital levels: a total risk-based capital ratio of 10%, a Tier 1 risk-based capital ratio of 6%, and a ratio of Tier 1 capital to total assets ("leverage ratio") of 5%. An "adequately capitalized" institution is one that does not qualify as "well capitalized" but meets or exceeds the following capital requirements: a total risk-based capital of 8%, a Tier 1 risk-based capital ratio of 4%, and a leverage ratio of either (i) 4% or (ii) 3% if the institution has the highest composite examination rating. An institution not meeting these criteria is treated as "undercapitalized," "significantly undercapitalized," or "critically undercapitalized" depending on the extent to which its capital levels are below these standards. An institution that falls within any of the three "undercapitalized" categories will be subject to certain severe regulatory sanctions required by the FDI Act and the implementing regulations. As of June 30, 2000, Home Federal was "well-capitalized" as defined by the regulations.


               Qualified Thrift Lender Test. The Home Owners' Loan Act ("HOLA") and OTS regulations require all savings institutions to satisfy one of two Qualified Thrift Lender ("QTL") tests or to suffer a number of sanctions, including restrictions on activities. A savings institution must maintain its status as a QTL on a monthly basis in at least nine out of every 12 months. An initial failure to qualify as a QTL results in a number of sanctions, including the imposition of certain operating restrictions and a restriction on obtaining additional advances from its Federal Home Loan Bank. If a savings institution does not requalify under the QTL test within the three-year period after it fails the QTL test, it would be required to terminate any activity not permissible for a national bank and repay as promptly as possible any outstanding advances from its Federal Home Loan Bank. In addition, the holding company of such an institution would similarly be required to register as a bank holding company with the Federal Reserve Board. At June 30, 2000, Home Federal qualified as a QTL.

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

               Reserve Requirements. The Federal Reserve Board requires all depository institutions to maintain noninterest bearing reserves at specified levels against their transaction accounts (primarily checking, NOW and Super NOW checking accounts). At June 30, 2000, Home Federal was in compliance with these reserve requirements. The balances maintained to meet the reserve requirements imposed by the Federal Reserve Board may be used to satisfy liquidity requirements that may be imposed by the OTS.

               Liquidity Requirements. Home Federal is required by OTS regulations to maintain an average daily balance of liquid assets (cash, certain time deposits, bankers' acceptances, highly rated corporate debt and commercial paper, qualifying mortgage-related securities and mortgage loans, securities of certain mutual funds, and specified United States government, state or federal agency obligations) equal to the monthly average of not less than a specified percentage of its net withdrawable short-term savings deposits plus short-term borrowings. The current minimum liquid asset ratio required by the OTS is 4%. For the month ended June 30, 2000, Home Federal was in compliance with the requirement, with an average daily liquidity ratio of 40.12%.

               Federal Home Loan Bank System. The Federal Home Loan Bank System consists of 12 district Federal Home Loan Banks subject to supervision and regulation by the Federal Housing Finance Board ("FHFB"). The Federal Home Loan Banks provide a central credit facility primarily for member institutions. As a member of the FHLB of Cincinnati, Home Federal is required to acquire and hold shares of capital stock in the FHLB in an amount at least equal to 1% of the aggregate unpaid principal of its home mortgage loans, home purchase contracts, and similar obligations at the beginning of each year, or 1/20 of its advances

(borrowings) from the FHLB, whichever is greater. Home Federal was in compliance with this requirement, with an investment in FHLB stock at June 30, 2000 of $1.4 million. Long-term FHLB advances may only be made for the purpose of providing funds for residential housing finance.

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

 Item 2.  Properties

               The following table sets forth the location and certain additional information regarding the Company's offices at June 30, 2000. The Company owns its main office and New Tazewell Branch, and leases its Harlan Branch.

                                               Year    Square
                                              Opened   Footage   Net Book Value
                                              ------   -------   --------------
               Main Office:
               1602 Cumberland Avenue (1)
               Middlesboro, Kentucky           1980      9,500   $   631,070

               Operations building
               1608 Cumberland Avenue (1)
               Middlesboro, Kentucky           2000      8,500       992,097

               Branch Offices:
               Village Center (2)              1975      3,300       143,071
               Harlan, Kentucky

               102 Cumberland Avenue           2000      3,300
               Harlan, Kentucky

               600 Fifth Avenue (1)
               New Tazewell, Tennessee         1995      5,000       556,888

                 Total                                           $ 2,323,126
                                                                 ===========


(1) Owned by Home Service Corporation, the Company's wholly-owned subsidiary, and leased to the Company.
(2) In November 1990, the lease on this property was renegotiated for a seven-year term with three five-year options. The annual rent is $49,752. The Company is liable to reimburse the lessor for its proportionate share of any increase in real estate taxes and insurance paid by lessor. The rent expense for years 2000 and 1999 was $49,752 and $48,964, respectively.
(3) At June 30, 2000, the Bank was renting this office from an unaffiliated party on a month-to-month basis for $3,600 per month. Home Service Corporation, the Company's wholly-owned subsidiary, purchased this office on September 13, 2000 for $437,000.

               DHI Computing, Inc. Provo, Utah, performs data processing and record keeping for the Company. The Company's fixtures and equipment include a network of teller terminals, several computers, Frame Relay communications equipment, ATMs and a check processing machine.

               At June 30, 2000, the net book value of the Company's premises, furniture, fixtures, equipment and land for future development was $3.9 million. It is management's opinion that all of the Company's properties are adequately covered by insurance. See "Premises and Equipment" included in the Notes to Consolidated Financial Statements in the Annual Report.

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

Item 4.  Submission of Matters to a Vote of Security Holders

               No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended June 30, 2000.

                                     PART II

Item 5.  Market for the Registrant's Common Equity and Related Stockholder
         Matters

               The information contained under the section captioned "Market Information" in the Company's Annual Report to Stockholders for the Fiscal Year Ended June 30, 2000 (the "Annual Report") is incorporated herein by reference. For information regarding restrictions on the payment of dividends see Item 1. "Business -- Regulation -- Regulation of Home Federal - Limitations on Capital Distributions."

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

      10.2      Home Federal Bank, Federal Savings Bank Management *
                Recognition Plan

      10.3 Home Federal Bank, Federal Savings Bank Supplemental * Executive Retirement Plan

      10.4      Employment Agreement between the Bank and David B. Cook

      10.5      Employment Agreement between the Bank and Stanley Alexander, Jr.

      10.6      Employment Agreement between the Bank and Kenneth Jones.

      10.7      2000 Long-Term Incentive Compensation Plan

      13 Portions of the Annual Report to Stockholders for the Fiscal Year Ended June 30, 2000

      21        Subsidiaries of the Registrant

      27        Financial Data Schedule


------------
* Incorporated by reference to the Corporation's Registration Statement on Form S-1 (33-52308) filed with the Securities and Exchange Commission on September 23, 1992.


        (b)      Reports on Form 8-K.

                 None.

                                   SIGNATURES

               Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       HFB FINANCIAL CORPORATION


September 21, 2000                     By: /s/ David B. Cook
                                          --------------------
                                          David B. Cook
                                          President and Chief Executive Officer


               Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


 /s/ David B. Cook                                         September 21, 2000
-------------------
David B. Cook
President and Chief Executive Officer
and Director
(Principal Executive Officer)


/s/ Stanley Alexander, Jr.                                 September 21, 2000
----------------------------
Stanley Alexander, Jr.
Chief Financial Officer
(Principal Financial and Accounting Officer)

s/ Kenneth Jones.                                          September 21, 2000
-------------------
Kenneth Jones
Chief Operating Officer

/s/ E. W. Nagle                                            September 21, 2000
----------------
E. W. Nagle
Director


/s/ Frank W. Lee                                           September 21, 2000
-----------------
Frank W. Lee
Secretary-Treasurer and Director


/s/ Frances Coffey Rasnic                                  September 21, 2000
--------------------------
Frances Coffey Rasnic
Director


/s/ Charles Harris                                         September 21, 2000
-------------------
Charles Harris
Director


/s/ Earl Burchfield                                        September 21, 2000
--------------------
Earl Burchfield
Director


/s/ Robert V. Costanzo                                     September 21, 2000
-----------------------
Robert V. Costanzo
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

     10.2         Home Federal Bank, Federal Savings Bank Management
                  Recognition Plan *

     10.3 Home Federal Bank, Federal Savings Bank Supplemental Executive Retirement Plan *

     10.4         Employment Agreement between the Bank and David B. Cook

     10.5         Employment Agreement between the Bank and Stanley
                  Alexander, Jr.

     10.6         Employment Agreement between the Bank and Kenneth V. Jones

     10.7         2000 Long-Term Incentive Compensation Plan

     13 Portions of the Annual Report to Stockholders for the Fiscal Year Ended June 30, 2000

     21           Subsidiaries of the Registrant

     27           Financial Data Schedule



     * Incorporated by reference to the Corporation's Registration Statement on Form S-1 (33-52308) filed with the Securities and Exchange Commission on September 23, 1992.