Form 10QSB
period 2000-09-30
HFB FINANCIAL CORP
filed 2000-11-13
CIK 892157

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 FORM 10-QSB

                 [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2000

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

The number of shares of the registrant's $1 par value common stock outstanding at November 10, 2000 was 1,296,947.

There are a total of 13 pages filed in this document.

                            HFB FINANCIAL CORPORATION

                                    I N D E X

                                                                        PAGE NO
PART 1 - FINANCIAL INFORMATION


     ITEM 1.    FINANCIAL STATEMENTS
                                                                              3
                Consolidated Balance sheet

                Consolidated Statement of Income                              4

                Consolidated Statement of Stockholders' Equity                5

                Consolidated Statement of Cash Flows                          6

                Notes to Consolidated Financial Statements                  7-8

       ITEM 2.  MANAGEMENT'S' DISCUSSION AND ANALYSIS OF
                FINANCIAL CONDITION AND RESULTS OF OPERATIONS              9-11

PART 11 - OTHER INFORMATION                                                  12

SIGNATURES                                                                   13

                    HFB FINANCIAL CORPORATION AND SUBSIDIARY
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                   (UNAUDITED)

                                                               SEPTEMBER 30,          JUNE 30,
                                                                    2000                2000
ASSETS
     Cash and cash equivalents                                      $3,964,843          $3,171,389
     Trading securities                                                825,116             758,570
     Investment securities
        Available for sale                                          37,175,004          36,672,364
        Held to maturity                                            24,128,142          24,697,115
                                                              -----------------    ----------------
             Total investment securities                            61,303,146          61,369,479
     Loans                                                         134,417,249         132,038,855
        Allowance for loan losses                                    (662,903)           (645,107)
                                                              -----------------    ----------------
             Net loans                                             133,754,346         131,393,748
     Premises and equipment                                          4,395,250           3,871,340
     Federal Home Loan Bank stock                                    1,445,700           1,419,700
     Real estate owned                                                 209,149             345,790
     Interest receivable                                             1,587,832           1,908,022
     Goodwill                                                          338,200             366,769
     Other Assets                                                      185,523             606,061
                                                              -----------------    ----------------
             Total assets                                         $208,009,105        $205,210,868
                                                              =================    ================

LIABILITIES
     Deposits
        Interest bearing                                          $172,007,300        $167,221,697
        Non-interest bearing                                         1,576,648           5,315,314
                                                              -----------------    ----------------
     Totals                                                        173,583,948         172,537,011
     Short term borrowings                                             875,000             400,000
     Long term debt                                                 12,509,798          12,528,050
     Interest payable                                                1,754,983             850,771
     Other liabilities                                                 878,148             908,629
                                                              -----------------    ----------------
             Total liabilities                                     189,601,877         187,224,461
                                                              -----------------    ----------------

STOCKHOLDERS' EQUITY
     Issued and outstanding - 1,579,082 and 1,574,282 shares         1,579,082           1,574,282
     Additional paid-in capital                                      8,727,990           8,708,790
     Less: Common stock acquired by Rabbi trusts for deferred
                Compensation plans                                   (515,623)           (515,623)
     Treasury stock, at cost, 279,935 and 278,935 shares           (2,450,240)         (2,438,366)
     Retained earnings                                              11,930,790          11,843,918
     Accumulated other comprehensive loss                            (864,771)         (1,186,594)
                                                              -----------------    ----------------
          Total stockholders' equity                                18,407,228          17,986,407
                                                              -----------------    ----------------
          Total liabilities and stockholders' equity              $208,009,105        $205,210,868
                                                              =================    ================

See notes to consolidated financial statements

                    HFB FINANCIAL CORPORATION AND SUBSIDIARY
                   CONDENSED CONSOLIDATED STATEMENT OF INCOME
                                   (UNAUDITED)

                                                                                          THREE-MONTHS ENDED
                                                                                            SEPTEMBER 30,
                                                                                        2000             1999
INTEREST INCOME
   Loans receivable                                                                    $2,758,211        $2,547,663
   Investment securities                                                                1,048,091           945,746
   Other dividend income                                                                    6,984            10,156
   Deposits with financial institutions                                                    14,029             2,411
                                                                                   ---------------  ---------------
            Total interest income                                                       3,827,315         3,505,976
                                                                                   ---------------  ----------------
INTEREST EXPENSE
   Deposits                                                                             2,163,320         1,767,682
   Short term borrowings                                                                    1,540            80,624
   Long term debt                                                                         172,501           142,805
                                                                                   ---------------  ----------------
            Total interest expense                                                      2,337,361         1,991,111
                                                                                   ---------------  ----------------

NET INTEREST INCOME                                                                     1,489,954         1,514,865
   Provision for loan losses                                                               22,500         (474,486)
                                                                                   ---------------  ----------------
NET INTEREST INCOME AFTER
  PROVISION FOR LOAN LOSSES                                                             1,467,454         1,989,351
                                                                                   ---------------  ----------------
OTHER INCOME
   Service charges for deposit accounts                                                   129,457            94,031
   Other customer fees                                                                     16,742            13,919
   Net gain (loss) on trading securities                                                   61,543          (55,506)
   Other income                                                                            12,057             6,617
                                                                                   ---------------  ----------------
            Total other income                                                            219,799            59,061
                                                                                   ---------------  ----------------
OTHER EXPENSES
   Salaries and employee benefits                                                         517,748           491,522
   Net occupancy expenses                                                                  88,175            54,429
   Equipment expenses                                                                      91,738            50,936
   Data processing fees                                                                    67,569            43,625
   Deposit insurance expense                                                                8,705            22,427
   Legal and professional fees                                                             67,731            60,797
   Advertising                                                                             41,653            54,515
   State franchise and deposit taxes                                                       45,886            38,580
   Other expenses                                                                         249,102           238,507
                                                                                   ---------------  ----------------
            Total other expenses                                                        1,178,307         1,055,338
                                                                                   ---------------  ----------------
INCOME BEFORE INCOME TAX                                                                  508,946           993,074
   Income tax expense                                                                     175,236           408,577
                                                                                   ---------------  ----------------
NET INCOME                                                                               $333,710          $584,497
                                                                                   ===============  ================

BASIC EARNINGS PER SHARE                                                                    $0.26             $0.44
DILUTED EARNINGS PER SHARE                                                                  $0.26             $0.44

See notes to consolidated financial statements.

                    HFB FINANCIAL CORPORATION AND SUBSIDIARY
            CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                      THREE-MONTHS ENDED SEPTEMBER 30, 2000
                                   (UNAUDITED)

                                                                                                         ACCUMULATED
                                           ADDITIONAL                                                       OTHER         TOTAL
                                   COMMON   PAID-IN     RABBI      TREASURY   COMPREHENSIVE  RETAINED    COMPREHENSIVE STOCKHOLDERS'
                                   STOCK    CAPITAL     TRUSTS        STOCK       INCOME     EARNINGS    INCOME (LOSS)    EQUITY
                                ---------------------------------------------------------------------------------------------------
BALANCES, JUNE 30, 2000         $1,574,282 $8,708,790 $(515,623)  $(2,438,366)             $11,843,918   $(1,186,594)  $17,986,407

Net income                                                                      $333,710       333,710                     333,710

Other Comprehensive income,
   net of tax

Unrealized gain on securities                                                    321,823                     321,823       321,823
                                                                                --------

Comprehensive Income                                                            $655,533
                                                                                ========

Cash dividends declared
    ($.19 per share)                                                                          (246,838)                   (246,838)

Stock issued upon exercise
   of stock options                 4,800      19,200                                                                       24,000

Purchase of treasury stock
   (1,000 shares)                                                     (11,874)                                             (11,874)
                                ----------------------------------------------             ----------------------------------------
BALANCES, SEPTEMBER 30, 2000    $1,579,082 $8,727,990 $(515,623)  $(2,450,240)             $11,930,790     $(864,771)  $18,407,228
                                ==============================================             ========================================

                    HFB FINANCIAL CORPORATION AND SUBSIDIARY

                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (UNAUDITED)

                                                                  THREE-MONTHS ENDED
                                                                     SEPTEMBER 30,
                                                                  2000          1999
OPERATING ACTIVITIES
    Net cash provided by operating activities                 $ 1,899,953    $ 1,658,218
                                                              -----------    -----------
INVESTING ACTIVITIES
  Purchases of securities available for sale                     (500,000)    (1,433,217)
  Proceeds from maturities of securities available for sale       527,877      1,107,699
  Purchases of securities held to maturity                             --     (1,490,313)
  Proceeds from maturities of securities held to maturity         588,998      1,071,853
  Net change in loans                                          (2,383,098)     3,014,166
  Purchases of premises and equipment                            (609,249)      (527,127)
                                                              -----------    -----------
    Net cash used by investing activities                      (2,375,472)     1,743,061
                                                              -----------    -----------
FINANCING ACTIVITIES
  Net change in
    Non interest-bearing, interest-bearing and
      savings deposits                                           (879,180)       264,855
    Certificates of deposit                                     1,926,117     (1,919,404)
    Short term borrowings                                         475,000       (975,000)
  Repayment of long-term debt                                     (18,252)       (16,844)
  Proceeds from exercise of options on common stock                24,000             --
  Purchase of treasury stock                                      (11,874)            --
  Cash dividends                                                 (246,838)      (231,207)
                                                              -----------    -----------
    Net cash provided by financing activities                   1,268,973     (2,877,600)
                                                              -----------    -----------

NET CHANGE IN CASH AND CASH EQUIVALENTS                           793,454        523,679

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                  3,171,389      3,573,139
                                                              -----------    -----------
CASH AND CASH EQUIVALENTS, END OF PERIOD                      $ 3,964,843    $ 4,096,818
                                                              ===========    ===========
ADDITIONAL CASH FLOWS INFORMATION
  Interest paid                                               $ 1,433,149    $ 1,141,498
  Income tax paid                                                   1,812        130,505

See notes to consolidated financial statements.

                            HFB FINANCIAL CORPORATION

        Notes to Condensed Consolidated Financial Statements (Unaudited)

1.   BASIS OF PRESENTATION

         The unaudited consolidated financial information for the three month periods ended September 30, 2000 and 1999 includes the results of operations of HFB Financial Corporation (the "Company") and its wholly owned subsidiary Home Federal Bank, Federal Savings Bank ("Home
         Federal" or the "Bank"). The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial statements and with the instructions to Form 10-QSB. These statements and notes should be read in conjunction with the financial statements and notes thereto included in the Company's annual report for the year ended June 30, 2000 on Form 10-KSB filed with the Securities and Exchange Commission.

         In the opinion of management, the financial information reflects all adjustments (consisting only of normal recurring adjustments), which are necessary for a fair presentation of the results of operations for such periods but should not be considered as indicative of results for a full year.

2.   ACCOUNTING CHANGES

         In June 1998, the Financial Accounting Standards Board issued Statement No. 133, Accounting for Derivative Instruments and Hedging Activities. This statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in its balance sheet and measure those instruments at fair value. Under this statement, an entity that elects to apply hedge accounting is required to establish at the inception of the hedge the method it will use for assessing the effectiveness of the hedging derivative and the measurement approach for determining the ineffective aspect of the hedge. Those methods must be consistent with the entity's approach to managing risk. This statement is effective for all fiscal years beginning after June 15, 2000. The Bank had no derivatives as of September 30, 2000, nor does the Bank engage in any hedging activities. The Company does not anticipate that the adoption of SFAS No. 133 will have a material impact on the Company's financial position or results of operations

3.   NONPERFORMING ASSETS AND PROBLEM ASSETS

         The following sets forth the activity in the Bank's allowance for loan losses for the three-months ended September 30, 2000 and 1999:

                                                  (Dollars in thousands)

                                                       2000            1999
                                                       ----            ----

           Balance July 1                              $645          $1,212
           Charge offs                                   (6)            (92)
           Recoveries                                     1               1
           Provision for loan losses                     23            (474)
                                                        ---           -----
           Balance September 30                        $663            $647

           Information on impaired loans is summarized below

           AT SEPTEMBER 30                                               2000
                                                                         ----
           Impaired loans with an allowance                            $1,507

           Allowance for impaired loans (included in the Company's       $302
               Allowance for loan losses)

           THREE-MONTHS ENDED SEPTEMBER                                  2000
                                                                         ----
           Average balance of impaired loans                           $1,507
           Interest income recognized on impaired loans                    $0
           Cash-basis interest received                                    $0

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

Home  Federal  Bank  has  branch  offices  in  Harlan,  Kentucky  and  Tazewell,
Tennessee.

FINANCIAL CONDITION

The Corporation's assets increased by 1.36% to $208.0 million at September 30, 2000 compared to $205.2 million at June 30, 2000.

Cash and cash equivalents increased by $793,000 to $3.964 million at September 30, 2000 from $3.171 million at June 30, 2000. This increase was primarily due to a larger uncollected balance at the Bank's clearing account at the Federal Reserve Bank.

The Corporation maintains a portfolio of trading-account securities, which is comprised of common stock of other financial institutions. The balance of the portfolio was $825,000 at September 30, 2000 compared to $759,000 at June 30, 2000. Most of this increase was attributable to an increase in the market value of the underlying securities.

The Corporation's loan portfolio increased by $2.4 million to $134.4 million at September 30, 2000 from $132.0 million at June 30, 2000 due to an increase in loan demand. The Corporation continues to maintain a high percentage of its loan portfolio in adjustable-rate residential mortgages.

At September 30, 2000, the allowance for loan losses was $663,000 or .49% of loans receivable compared to $645,000 or .49% of loans receivable at June 30, 2000.

Premises and equipment increased by $524,000 to $4.395 million at September 30, 2000 compared to $3.871 million at June 30, 2000, primarily due to the $437,000 purchase of real estate which houses the recently acquired branch in Harlan Kentucky.

Total deposits increased by $1.0 million to $173.5 million at September 30, 2000 from $172.5 million at June 30, 2000. During the three-months ended September 30, 2000, certificates of deposit increased $1.9 million, while NOW accounts and savings deposits decreased $900,000. Competition for deposits in the local market has become increasingly fierce from other banks primarily due to increased loan demand.

Short- term borrowings increased $475,000 to $875,000 at September 30, 2000 from $400,000 at June 30, 2000 primarily due to a larger uncollected balance in the Bank's account at the Federal Reserve Bank.

The Bank's regulatory liquidity ratio was 40.0% at September 30, 2000 as compared to 40.1% at June 30, 2000. At September 30, 2000 the Bank met all the regulatory capital requirements to be considered "well capitalized" under bank regulations. Tangible, core and risk-based capital ratios were 8.4%, 8.4% and 17.9% respectively at September 30, 2000 as compared to 8.6%, 8.6% and 18.3% respectively, at June 30, 2000.

RESULTS OF OPERATIONS FOR THE THREE-MONTHS ENDED SEPTEMBER 30, 2000 AND 1999

Net income decreased by $250,000 to $334,000 for the three-month period ended September 30, 2000 from $584,000 for the three-month period ended September 30, 1999. The primary reasons for the decrease were a $25,000 decrease in net interest income, a $497,000 increase in provision for loan losses, an increase of $161,000 in non-interest income, an increase of $123,000 in non-interest expense, and a $233,000 decrease in income tax expense.

Net interest income decreased by $25,000 for the three-month period ended September 30, 2000 as compared to the three-month period ended September 30, 1999, primarily as the result of higher interest paid on deposits during the quarter ended September 30, 2000 and the recognition of interest income on several non-accrual loans during the quarter ended September 30, 1999.

Interest on loans increased by $210,000 to $2.758 million for the three-month period ended September 30, 2000 as compared to $2.548 million for the three-month period ended September 30, 1999. This increase is mainly attributable to a higher volume of loans during the quarter ended September 30, 2000. The effect of the increase was mitigated by the collection and recognition of $55,000 in interest income on non-accrual loans during the quarter ended September 30, 1999.

Interest on investment securities and other dividend income increased by $99,000 to $1.055 million for the three-month period ended September 30, 2000 from $956,000 for the three-month period ended September 30, 1999. This increase is primarily the result of higher average balances during the period.

Interest on deposits with other financial institutions increased by $12,000 to $14,000 for the three-month period ended September 30, 2000 from $2,000 for the three-month period ended September 30, 1999 primarily due to a higher level of interest-bearing cash balances.

Interest on deposits increased by $395,000 to $2.163 million for the three-month period ended September 30, 2000 from $1.768 million for the three-month period ended September 30, 1999 as a result of higher volumes and a higher cost of funds.

Interest on short term borrowings and long term debt decreased by $49,000 to $174,000 for the three-month period ended September 30, 2000 from $223,000 for the three-month period ended September 30, 1999 primarily due to lower levels of short-term borrowing. Short-term borrowings have decreased $4.6 million since the quarter ended September 30, 1999.

The provision for loan losses increased $497,000 for the three-month period ended September 30, 2000 as compared to the same period in 1999. During the quarter ended September 30, 1999, a total of $904,000 of impaired loans were paid off. The amount charged off for those loans was significantly less than what was specifically reserved for these loans and resulted in a $474,000 reduction in the overall allowance. The provision was the result of Management's evaluation of the adequacy of the allowance for loan losses including consideration of recoveries of loans previously charged off, the perceived risk exposure among loan types, actual loss experience, delinquency rates, and current economic conditions. The Bank's allowance for loan losses as a percent of total loans at September 30, 2000 was .49%.

The Corporation's non-interest income increased by $161,000 to $220,000 for the three-month period ended September 30, 2000 as compared to $59,000 for the same period in 1999. The increase was primarily attributable to an increase in trading account realized and unrealized gains of $117,000 and an increase of $35,000 in service charges on deposit accounts. The Corporation has a portfolio of approximately $1.0 million in common stock of other financial institutions. The market value of these stocks has fluctuated substantially during the past year, due to market volatility.

Non-interest expense increased by $123,000 to $1.178 million for the three-month period ended September 30, 2000 as compared to $1.055 million for the same period in 1999. Compensation and benefits increased by $26,000 to $518,000 for the three-month period ended September 30, 2000 as compared to $492,000 for the same period in 1999. This increase is primarily attributable to a general increase in salaries and wages.

Occupancy expense increased by $34,000 to $88,000 for the three-month period ended September 30, 2000 compared to $54,000 for the same period in 1999, primarily due to the increased costs related to the new branch office in Harlan and the new operations center in Middlesboro.

Equipment expense increased by $41,000 to $92,000 for the three-month period ended September 30, 2000 compared to $51,000 for the same period in 1999, primarily due to the increased depreciation expense related to the purchase of new computer equipment and equipment for the new operations center in Middlesboro.

Data processing fees increased by $24,000 to $68,000 for the three-month period ended September 30, 2000 from $44,000 for the three-month period ended September 30, 1999, primarily due to increased costs for the new Harlan office and an increased level of service provided.

Deposit insurance premiums decreased $14,000 to $8,000 for the three-month period ended September 30, 2000 from $22,000 for the three-month period ended September 30, 1999 as the result of a premium reduction in deposit insurance.

Legal and professional fees increased by $7,000 to $68,000 for the three-month period ended September 30, 2000 from $61,000 for the three-month period ended September 30, 1999, primarily due to legal assistance in the Company's recent listing on the Nasdaq SmallCap Market.

Advertising expense decreased by $13,000 to $42,000 for the three-month period ended September 30, 2000 as compared to $55,000 for the three-months ended September 30, 1999, primarily due to a lower level of advertising during the period.

State franchise and deposit taxes increased by $7,000 to $46,000 for the quarter ended September 30, 2000 compared to $39,000 for the quarter ended September 30, 1999 primarily due to a higher level of deposits.

Other expenses increased by $10,000 to $249,000 for the three-month period ended September 30, 2000 from $239,000 for the three-month period ended September 30, 1999 with no major change in any specific category.

Income tax expense decreased by $233,000 to $175,000 for the three-month period ended September 30, 2000 compared to $408,000 for the three-months ended September 30, 1999 due to lower earnings.

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

             None

ITEM 5.   OTHER INFORMATION

             None

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

             a. Exhibits

                Thefollowing  exhibit  is  filed  as part of  this  Form  10-QSB
                   Exhibit 27 - Financial Data Schedule

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



                                     HFB FINANCIAL CORPORATION

                                    By: /s/ David B. Cook
                                        -----------------
                                        David B. Cook
                                        President and
                                        Chief Executive Officer



                                    By: /s/ Stanley Alexander, Jr.
                                        -------------------------
                                        Stanley Alexander, Jr.
                                        Chief Financial Officer


Dated: November 10, 2000