Form 10QSB
period 2000-12-31
HFB FINANCIAL CORP
filed 2001-02-13
CIK 892157

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                  FORM 10-QSB

                 [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended December 31, 2000

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

The number of shares of the registrant's $1 par value common stock outstanding at February 12, 2001 was 1,294,654.

There are a total of 14 pages filed in this document.

                            HFB FINANCIAL CORPORATION

                                   I N D E X
                                   ---------

                                                                        PAGE NO
                                                                        -------

PART I - FINANCIAL INFORMATION

  ITEM  1.  FINANCIAL STATEMENTS

        Consolidated Balance Sheet                                            3

        Consolidated Statement of Income                                      4

        Consolidated Statement of Stockholders' Equity                        5

        Consolidated Statement of Cash Flows                                  6

        Notes to Consolidated Financial Statements                            7

  ITEM  2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS                  8-12

PART II - OTHER INFORMATION                                                  13

SIGNATURES                                                                   14

                    HFB FINANCIAL CORPORATION AND SUBSIDIARY
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                   (UNAUDITED)

                                                                 DECEMBER 31,        JUNE 30,
                                                                    2000               2000
ASSETS
     Cash and cash equivalents                                  $   3,914,860    $   3,171,389
     Trading securities                                               904,460          758,570
     Investment securities
         Available for sale                                        33,813,106       36,672,364
         Held to maturity                                          23,090,025       24,697,115
                                                                -------------    -------------
                Total investment securities                        56,903,131       61,369,479
     Loans                                                        139,321,951      132,038,855
         Allowance for loan losses                                   (680,789)        (645,107)
                                                                -------------    -------------
                Net loans                                         138,641,162      131,393,748
     Premises and equipment                                         4,519,639        3,871,340
     Federal Home Loan Bank stock                                   1,472,900        1,419,700
     Real Estate Owned                                                144,981          345,790
     Interest Receivable                                            1,827,826        1,908,022
     Goodwill                                                         310,790          366,769
     Other assets                                                     130,753          606,061
                                                                -------------    -------------
              Total assets                                      $ 208,770,502    $ 205,210,868
                                                                =============    =============
LIABILITIES
     Deposits
         Interest bearing                                       $ 173,180,901    $ 167,221,697
         Non-interest bearing                                       1,505,526        5,315,314
                                                                -------------    -------------
              Totals                                              174,686,427      172,537,011
     Short term borrowings                                                 --          400,000
     Long term debt                                                12,491,178       12,528,050
     Interest payable                                                 842,303          850,771
     Other liabilities                                              1,234,102          908,629
                                                                -------------    -------------
              Total liabilities                                   189,254,010      187,224,461
                                                                -------------    -------------
STOCKHOLDERS' EQUITY
     Issued and outstanding - 1,576,789 and 1,574,282 shares        1,579,082        1,574,282
     Additional paid-in-capital                                     8,727,990        8,708,790
     Less: Common stock acquired by Rabbi trusts for deferred
                 compensation plans                                  (515,623)        (515,623)
     Treasury stock, at cost, 282,228 and 278,935 shares           (2,478,330)      (2,438,366)
     Retained earnings                                             12,381,381       11,843,918
     Accumulated other comprehensive loss                            (178,008)      (1,186,594)
                                                                -------------    -------------
              Total stockholders' equity                           19,516,492       17,986,407
                                                                -------------    -------------
              Total liabilities and stockholders' equity        $ 208,770,502    $ 205,210,868
                                                                =============    =============

See notes to consolidated financial statements.

                    HFB FINANCIAL CORPORATION AND SUBSIDIARY
                        CONSOLIDATED STATEMENT OF INCOME
                                   (Unaudited)

                                                        THREE-MONTHS ENDED                  SIX-MONTHS ENDED
                                                           DECEMBER 31,                        DECEMBER 31,
                                                    2000               1999               2000               1999
INTEREST INCOME
   Loans receivable                             $ 3,022,776        $ 2,510,638        $ 5,780,987        $ 5,058,302
   Investment securities                            961,053          1,014,096          1,981,056          1,935,231
   Other dividend income                             35,450             32,218             70,522             66,985
   Deposits with financial institutions              25,584             39,086             39,613             41,496
                                                -----------        -----------        -----------        -----------
            Total interest income                 4,044,863          3,596,038          7,872,178          7,102,014
                                                -----------        -----------        -----------        -----------
INTEREST EXPENSE
   Deposits                                       2,214,452          1,878,221          4,377,771          3,645,903
   Short term borrowings                                 --             23,990                 --            104,614
   Long term debt                                   175,109            142,461            349,151            285,266
                                                -----------        -----------        -----------        -----------
            Total interest expense                2,389,561          2,044,672          4,726,922          4,035,783
                                                -----------        -----------        -----------        -----------
NET INTEREST INCOME                               1,655,302          1,551,366          3,145,256          3,066,231
   Provision for loan losses                         22,480                 (2)            44,980           (474,488)
                                                -----------        -----------        -----------        -----------
NET INTEREST INCOME AFTER
  PROVISION FOR LOAN LOSSES                       1,632,822          1,551,368          3,100,276          3,540,719
                                                -----------        -----------        -----------        -----------
OTHER INCOME
   Service charges for deposit accounts             161,545             98,009            291,002            192,040
   Other customer fees                               16,556             23,716             33,298             37,636
   Net gain (loss) on trading securities             70,620            (18,532)           132,162            (74,039)
   Net realized gain (loss) on sales of
    available for sale securities                      (671)                --               (671)                --
   Other income                                       3,478              2,185             15,536              8,802
                                                -----------        -----------        -----------        -----------
            Total other income                      251,528            105,378            471,327            164,439
                                                -----------        -----------        -----------        -----------
OTHER EXPENSES
   Salaries and employee benefits                   531,195            530,138          1,048,943          1,021,659
   Net occupancy expenses                            81,356             74,085            169,530            128,514
   Equipment expenses                                98,768             63,839            190,507            114,775
   Data processing fees                              67,090             97,667            134,659            141,292
   Deposit insurance expense                          8,712             22,824             17,418             45,251
   Legal and professional fees                       48,323             43,467            116,054            104,264
   Advertising                                       42,583             69,226             84,236            123,741
   State franchise and deposit taxes                 42,431             35,710             88,317             74,290
   Other expenses                                   275,903            245,283            525,004            483,791
                                                -----------        -----------        -----------        -----------
            Total other expenses                  1,196,361          1,182,239          2,374,668          2,237,577
                                                -----------        -----------        -----------        -----------

INCOME BEFORE INCOME TAX                            687,989            474,507          1,196,935          1,467,581
   Income tax expense                               237,398            119,858            412,634            528,435
                                                -----------        -----------        -----------        -----------
NET INCOME                                      $   450,591        $   354,649        $   784,301        $   939,146
                                                ===========        ===========        ===========        ===========

BASIC EARNINGS PER SHARE                        $      0.35        $      0.32        $      0.61        $      0.85
DILUTED EARNINGS PER SHARE                      $      0.35        $      0.31        $      0.60        $      0.84

See notes to consolidated financial statements.

                    HFB FINANCIAL CORPORATION AND SUBSIDIARY
            CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                       SIX-MONTHS ENDED DECEMBER 31, 2000
                                   (UNAUDITED)

                                                               ADDITIONAL
                                                     COMMON     PAID-IN       RABBI      TREASURY
                                                     STOCK      CAPITAL       TRUSTS      STOCK
                                                 ---------------------------------------------------
Balances, June 30, 2000                           $1,574,282  $8,708,790    ($515,623) ($2,438,366)
Net income
Other comprehensive income, net of tax
  Unrealized gain on securities

Comprehensive income

Cash dividend declared ($.19 per share)
Stock issued upon exercise of stock options            4,800      19,200
Purchase of treasury stock (3,293 shares)                                                  (39,964)
                                                 ---------------------------------------------------
BALANCES, DECEMBER 31, 2000                       $1,579,082  $8,727,990    ($515,623) ($2,478,330)
                                                 ===================================================

Table continued from above

                                                                              ACCUMULATED
                                                   COMPRE-                       OTHER            TOTAL
                                                  HENSIVE        RETAINED     COMPREHENSIVE    STOCKHOLDERS'
                                                  INCOME         EARNINGS     INCOME (LOSS)       EQUITY
                                                -----------------------------------------------------------
Balances, June 30, 2000                                         $11,843,918  ($1,186,594)      $17,986,407
Net income                                         $784,301         784,301                        784,301
Other comprehensive income, net of tax
  Unrealized gain on securities                   1,008,586                    1,008,586         1,008,586
                                                ------------
Comprehensive income                             $1,792,887
                                                ============

Cash dividend declared ($.19 per share)                            (246,838)                      (246,838)
Stock issued upon exercise of stock options                                                         24,000
Purchase of treasury stock (3,293 shares)                                                          (39,964)
                                                            -----------------------------------------------
BALANCES, DECEMBER 31, 2000                                     $12,381,381    ($178,008)      $19,516,492
                                                            ===============================================

See notes to consolidated financial statements.

                    HFB FINANCIAL CORPORATION AND SUBSIDIARY
                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                                                     SIX-MONTHS ENDED
                                                                        DECEMBER 31,
                                                                    2000          1999
Operating Activities
    Net cash provided by operating activities                   $ 1,257,711    $   810,825
                                                                -----------    -----------
INVESTING ACTIVITIES
    Purchases of securities available for sale                     (500,000)    (6,332,482)
    Proceeds from maturities of securities available for sale     1,340,949      7,451,963
    Purchases of securities held to maturity                             --     (7,874,038)
    Proceeds  from sales of securities available for sale         3,649,998             --
    Proceeds from maturities of securities held to maturity       1,643,580      3,862,471
    Net change in loans                                          (7,269,914)      (733,115)
    Purchases of premises and equipment                            (828,595)      (835,491)
    Acquisition of deposits (net of cash acquired)                       --       (459,423)
                                                                -----------    -----------
       Net cash used by investing activities                     (1,963,982)    (4,920,115)
                                                                -----------    -----------
FINANCING ACTIVITIES
    Net change in
      Non interest-bearing, interest-bearing and
       savings deposits                                           2,149,416      3,291,172
      Certificates of deposit                                            --      8,057,786
      Short term borrowings                                        (400,000)    (3,125,000)
    Repayment of long term debt                                     (36,872)       (34,029)
    Cash dividends                                                 (246,838)      (231,311)
    Proceeds from exercise of options on common stock                24,000         34,998
    Purchase of treasury stock                                      (39,964)            --
                                                                -----------    -----------
       Net cash provided by financing activities                  1,449,742      7,993,616
                                                                -----------    -----------

NET CHANGE IN CASH AND CASH EQUIVALENTS                             743,471      3,884,326

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                    3,171,389      3,573,139
                                                                -----------    -----------
CASH AND CASH EQUIVALENTS, END OF PERIOD                        $ 3,914,860    $ 7,457,465
                                                                ===========    ===========

ADDITIONAL CASH FLOWS INFORMATION
    Interest paid                                               $ 4,735,390    $ 3,668,567
    Income tax paid                                                 261,812        600,505

See notes to consolidated financial statements.

                           HFB FINANCIAL CORPORATION

             Notes to Consolidated Financial Statements (Unaudited)

1.   BASIS OF PRESENTATION

     The unaudited consolidated financial information for the three and six-month periods ended December 31, 2000 and 1999 includes the results of operations of HFB Financial Corporation (the "Corporation") and its wholly owned subsidiary Home Federal Bank, Federal Savings Bank ("Home Federal" or the "Bank"). The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial statements and with the instructions to Form 10-Q. It is suggested that these statements and notes be read in conjunction with the financial statements and notes thereto included in the Bank's annual report for the year ended June 30, 2000 on Form 10-K filed with the Securities and Exchange Commission.

     In the opinion of management, the financial information reflects all adjustments (consisting only of normal recurring adjustments), which are necessary for a fair presentation of the results of operations for such periods but should not be considered as indicative of results for a full year.


2.   NON-PERFORMING LOANS AND PROBLEM ASSETS

     The following sets forth the activity in the Bank's allowance for loan losses for the six-months ended December 31, 2000 and 1999:

                                                          (Dollars in thousands)

                                                               2000        1999
                                                               ----        ----

Balance July 1                                               $   645    $ 1,212
Charge offs                                                      (10)      (125)
Recoveries                                                         1          2
Provision for loan losses                                         45       (474)
                                                             -------    -------
Balance December 31                                          $   681    $   615

Information on impaired loans is summarized below

AT DECEMBER 31                                                 2000
                                                               ----

Impaired loans with an allowance                             $   275

Allowance for impaired loans (included in the Company's
    allowance for loan losses)                               $    99

SIX-MONTHS ENDED DECEMBER 31                                   2000
                                                               ----

Average balance of impaired loans                            $   626
Interest income recognized on impaired loans                     209
Cash-basis interest received                                     206

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

The operations of Home Federal, and savings institutions generally, are significantly influenced by general economic conditions and the monetary and fiscal policies of government regulatory agencies. Deposit flows and costs of funds are influenced by interest rates on competing investments and prevailing market rates of interest. Lending activities are affected by the demand for financing real estate and other types of loans, which in turn are influenced by the interest rates at which such financing may be offered and other factors related to loan demand and the availability of funds. Just as regulatory authorities influence the Bank's operations, so are its liquidity levels and capital resources. As of December 31, 2000, management is not aware of any current recommendations by the regulatory authorities, which if implemented, would have a material effect on the Bank's operations, liquidity or resources.

FINANCIAL CONDITION

The Corporation's assets increased by 1.75% to $208.8 million at December 31, 2000 compared to $205.2 million at June 30, 2000. The majority of this increase is reflected in increases in cash and cash equivalents, loans and fixed assets. These increases were financed primarily by an increase in deposits and a decrease in investment securities.

Cash and cash equivalents increased by $743,000 to $3.915 million at December 31, 2000 from $3.171 million at June 30, 2000. This increase was primarily due to a larger uncollected balance at the Bank's clearing account at the Federal Reserve Bank.

The Company maintains a portfolio of trading account securities, which is comprised of common stock of other financial institutions. The portfolio was $904,000 at December 31, 2000 compared to $759,000 at June 30, 2000. Most of this increase was attributable to an increase in the fair market value of the portfolio.

Investment securities, available for sale, decreased $2.9 million to $33.8 million at December 31, 2000 from $36.7 million at June 30, 2000 as the result of the sale of $3.2 million in securities, net of securities purchased and $1.3 million in securities matured offset by a $1.6 million increase in market value. Investment securities, held to maturity, decreased $1.6 million to $23.1 million at December 31, 2000 from $24.7 million at June 30, 2000 due to securities maturing. The proceeds from sold and matured securities were primarily used to fund an increase in the loan portfolio.

Loans, net, increased by $7.2 million to $138.6 million at December 31, 2000 from $131.4 million at June 30, 2000 as the result of continued mortgage loan demand and an increase in participation loans. The Corporation continues to maintain a high percentage of its loan portfolio in adjustable-rate residential mortgages.

At December 31, 2000, the allowance for loan losses was $681,000 or .49% of loans receivable compared to $645,000 or .49% of loans receivable at June 30, 2000.

Premises and equipment increased by $645,000 to $4.520 million at December 31, 2000 from $3.871 million at June 30, 2000, primarily due to the $437,000 purchase of real estate which houses the recently acquired branch in Harlan Kentucky, purchases of office furniture for the main office, computer software and computer hardware.

Total deposits increased by $2.2 million to $174.7 million at December 31, 2000 from $172.5 million at June 30, 2000. During the six-months ended December 31, 2000, certificates of deposit increased $3.0 million, while NOW accounts and savings deposits decreased $800,000. Competition for deposits in the local market has become increasingly fierce from other banks primarily due to increased loan demand.

Short-term borrowings were paid during the six-months ended December 31, 2000 primarily due to funds provided from an increase in deposits and a decrease in the investment portfolio.

The Bank's regulatory liquidity ratio was 38.6% at December 31, 2000 as compared to 40.1% at June 30, 2000. At December 31, 2000 the Bank met all the regulatory capital requirements to be considered "well capitalized" under bank regulations. Tangible, core and risk-based capital ratios were 8.7%, 8.7% and 17.6%
respectively at December 31, 2000 as compared to 8.6%, 8.6% and 18.3% respectively, at June 30, 2000.

RESULTS OF OPERATIONS FOR THE THREE-MONTHS ENDED DECEMBER 31, 2000 AND 1999

Net income increased by $96,000 to $451,000 for the three-month period ended December 31, 2000 from $355,000 for the three-month period ended December 31, 1999. The primary reasons for the increase were a $104,000 increase in net interest income and a $146,000 increase in other income offset by a $22,000 increase in the provision for loan losses, a $14,000 increase in other expense and a $118,000 increase in income tax expense.

Net interest income increased by $104,000 for the three-month period ended December 31, 2000 as compared to the three-month period ended December 31, 1999, primarily a result of a higher average balance of earning assets.

Interest on loans increased by $512,000 to $3.023 million for the three-month period ended December 31, 2000 as compared to $2.511 million for the three-month period ended December 31, 1999. This increase is mainly attributable to a higher weighted-average balance of loans receivable outstanding and the receipt of $125,000 for payment of interest on a non-accruing loan.

Interest on investment securities and other dividend income decreased by $49,000 to $997,000 for the three-month period ended December 31, 2000 from $1.046 million for the three-month period ended December 31, 1999. This decrease is primarily the result of a lower weighted-average balance during the period.

Interest on deposits with other financial institutions decreased by $13,000 to $26,000 for the three-month period ended December 3, 2000 from $39,000 for the three-month period ended December 31, 1999 primarily due to a lower level of interest-bearing cash balances.

Interest expense on deposits increased by $336,000 to $2.214 million for the three-month period ended December 31, 2000 from $1.878 million for the three-month period ended December 31, 1999 as a result of higher volume and a higher cost of funds.

Interest expense on short-term borrowings and long-term debt increased by $9,000 to an aggregate of $175,000 for the three-month period ended December 31, 2000 from an aggregate of $166,000 for the three-month period ended December 31, 1999, primarily due to a higher level of long-term debt.

The provision for loan losses increased $22,000 for the three-month period ended December 31, 2000 as compared to the same period in 1999. The provision was the result of management's evaluation of the adequacy of the allowance for loan losses including consideration of recoveries of loans previously charged off, the perceived risk exposure among loan types, actual loss experience, delinquency rates, and current economic conditions. The Bank's allowance for loan losses as a percent of total loans at December 31, 2000 was 0.49%.

Non-interest income increased by $147,000 to $252,000 for the three-month period ended December 31, 2000 as compared to $105,000 for the same period in 1999. The increase was primarily attributable to a net increase in realized and unrealized gains on trading account securities and realized gains on available for sale securities of $88,000 and an increase of $64,000 in service charges on deposits.

Non-interest expense increased slightly by $14,000 to $1.196 million for the three-month period ended December 31, 2000 as compared to $1.182 million for the same period in 1999.

Occupancy expense increased by $7,000 to $81,000 for the three-months ended December 31, 2000 from $74,000 for the three months-ended December 31, 1999 primarily due to an increase in utilities expense.

Equipment expense increased by $35,000 to $99,000 for the three-months ended December 31, 2000 from $64,000 for the three months-ended December 31, 1999 primarily due to an increase in depreciation expense attributable to the addition of fixed assets over the past 12 months.

Data processing fees decreased by $31,000 to $67,000 for the three-month period ended December 31, 2000 from $98,000 for the three-month period ended December 31, 1999 primarily due to one time costs associated with the acquisition of the branch office in Harlan expensed during the three-months ended December 31, 1999.

Advertising expense decreased by $26,000 to $43,000 for the quarter ended December 31, 2000 compared to $69,000 for the quarter ended December 31, 1999 primarily due to a lower level of advertising activity in the current period.

Other expenses increased by $31,000 to $276,000 for the three-month period ended December 31, 2000 from $245,000 for the three-month period ended December 31, 1999, primarily due to the addition of core deposit intangible amortization expense related to the Harlan branch purchase in 1999.

Income tax expense increased by $117,000 to $237,000 for the three-month period ended December 31, 2000 compared to $120,000 for the three-months ended December 31, 1999 due a higher level of income.

RESULTS OF OPERATIONS FOR THE SIX-MONTHS ENDED DECEMBER 31, 2000 AND 1999

Net income decreased by $155,000 to $784,000 for the six-month period ended December 31, 2000 from $939,000 for the six-month period ended December 31, 1999. The primary reasons for the decrease were a $519,000 increase in provision for loan losses and a $137,000 increase in non-interest expense offset by a $79,000 increase in net interest income, a $307,000 increase in non-interest income and a $115,000 decrease in income tax expense.

Net interest income increased by $79,000 for the six-month period ended December 31, 2000 as compared to the six-month period ended December 31, 1999, primarily as the result of a higher volumes in the period ended December 31, 2000.

Interest on loans increased by $723,000 to $5.781 million for the six-month period ended December 31, 2000 as compared to $5.058 million for the six-month period ended December 31, 1999. This increase is mainly attributable to higher yields and higher volume.

Interest on investment securities and other dividend income increased by $50,000 to $2.052 million for the six-month period ended December 31, 2000 from $2.002 million for the six-month period ended December 31, 1999. This increase is primarily the result of higher weighted-average balances during the period.

Interest expense on deposits increased by $732,000 to $4.378 million for the six-month period ended December 31, 2000 from $3.646 million for the six-month period ended December 31, 1999 as a result of higher volume and a higher cost of funds.

Interest expense on short term borrowings and long term debt decreased by $41,000 to an aggregate of $349,000 for the six-month period ended December 31, 2000 from an aggregate of $390,000 for the six-month period ended December 31, 1999 due to lower levels of short-term borrowings.

The provision for loan losses increased $519,000 for the six-month period ended December 31, 2000 as compared to the same period in 1999. This change actually reflects an unusual one-time recovery in the quarter ended September 30, 2000 when a total of $904,000 of impaired loans were paid off. The amount charged off for those loans was significantly less than what was specifically reserved for these loans and resulted in a $474,000 reduction in the overall allowance. The provision was the result of management's evaluation of the adequacy of the allowance for loan losses including consideration of recoveries of loans previously charged off, the perceived risk exposure among loan types, actual loss experience, delinquency rates, and current economic conditions. The Bank's allowance for loan losses as a percent of total loans, net at December 31, 2000 was .49%.

The Bank's non-interest income increased by $307,000 to $471,000 for the six-month period ended December 31, 2000 as compared to $164,000 for the same period in 1999. The increase was mainly attributable to a net increase in realized and unrealized gains on trading account securities of $206,000 and a $99,000 increase in service charges for deposit accounts. The increase in realized and unrealized gains on trading account securities was primarily the result of an increase in the market value of equity securities included in the trading account portfolio. The trading account portfolio is comprised of common stocks of other financial institutions.

Non-interest expense increased by $137,000 to $2.375 million for the six-month period ended December 31, 2000 as compared to $2.238 million for the same period in 1999. Compensation and benefits increased by $27,000 to $1.049 million for the six-month period ended December 31, 2000 as compared to $1.022 million for the same period in 1999. This increase is primarily attributable to annual wage increases.

Occupancy expense increased by $41,000 to $170,000 for the six-month period ended December 31, 2000 compared to $129,000 for the same period in 1999. as the Company incurred additional expenses from its new Harlan branch office. This increase was primarily due to a $14,000 increase in depreciation expense, an $11,000 increase in repairs and maintenance expense, an $11,000 increase in property tax expense and an increase of $5,000 in utilities expense.

Equipment expense increased by $76,000 to $191,000 for the six-month period ended December 31, 2000 compared to $115,000 for the same period in 1999. This increase was mainly the result of higher deprecation associated with the purchase of new furniture and equipment over the past year.

Data processing fees decreased by $7,000 to $134,000 for the six-month period ended December 31, 2000 from $141,000 for the six-month period ended December 31, 1999 primarily due to one time conversion expenses incurred for the Harlan branch acquisition in the six-months ended December 31, 1999.

Deposit insurance expense decreased by $28,000 to $17,000 for the six-month period ended December 31, 2000 from $45,000 for the six-month period ended December 31, 1999 due to lower deposit premium rates.

Legal and professional fees increased by $12,000 to $116,000 for the six-month period ended December 31, 2000 from $104,000 for the six-month period ended December 31, 1999 primarily due to an increase in legal fees.

Advertising expense decreased by $40,000 to $84,000 for the six-month period ended December 31, 2000 compared to $124,000 for the six-month period ended December 31, 1999 due to a lower level of advertising.

Other expenses increased by $41,000 to $525,000 for the six-month period ended December 31, 2000 from $484,000 for the six-month period ended December 31, 1999 primarily as the result of the addition of core deposit intangible amortization expense related to the Harlan branch purchase in 1999.

Income tax expense decreased by $115,000 to $413,000 for the six-month period ended December 31, 2000 compared to $528,000 for the six-months ended December 31, 1999 due to a lower level of taxable income.

                           HFB FINANCIAL CORPORATION
                                     PART II
                                OTHER INFORMATION


ITEM 1.      LEGAL PROCEEDINGS

                 None

ITEM 2.      CHANGES IN SECURITIES

                 None

ITEM 3.      DEFAULTS UPON SENIOR SECURITIES

                 None

ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

               a. The Corporation held its annual meeting of Stockholders on October 31, 2000.

               b.   Not Applicable

               c. At the Annual Meeting, shareholders voted on the following matters:

                    (1) The election of the following persons to three-year terms as directors of the Corporation:

                          Nominees             For              Withheld
                          --------             ---              --------

                          David B. Cook      912,211               999
                          Earl Burchfield    912,211               999

               As a result, all were elected as directors of the Corporation for terms to expire in 2003.

                    (2) The approval of the HFB Financial Corporation Long-term Incentive Compensation Plan:

                               For          Against           Abstain
                               ---          -------           -------
                             880,884        13,086             19,330

               As a result, the HFB Financial Corporation Long-term Incentive Compensation Plan was Approved with a total of 163,807 broker non-votes.

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


                                      HFB FINANCIAL CORPORATION


                                      By:  /s/ David B. Cook
                                           -------------------------
                                           David B. Cook
                                           President and
                                           Chief Executive Officer


                                     By:  /s/ Stanley Alexander, Jr.
                                          ----------------------------
                                          Stanley Alexander, Jr.
                                          Chief Financial Officer

Dated: February 12, 2001