Form 10QSB
period 2001-03-31
HFB FINANCIAL CORP
filed 2001-05-15
CIK 892157

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                                WASHINGTON, D.C. 20549

                                  FORM 10-QSB

                 [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended March 31, 2001OR

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

The number of shares of the registrant's $1 par value common stock outstanding at May 14, 2001 was 1,296,854.

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

                    HFB FINANCIAL CORPORATION AND SUBSIDIARY
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                   (UNAUDITED)

                                                                   MARCH 31,         JUNE 30,
                                                                     2001              2000
ASSETS
     Cash and cash equivalents                                  $   8,680,174    $   3,171,389
     Trading securities                                               932,601          758,570
     Investment securities
         Available for sale                                        33,434,569       36,672,364
         Held to maturity                                          21,206,819       24,697,115
                                                                -------------    -------------
                Total investment securities                        54,641,388       61,369,479
     Loans                                                        140,704,924      132,038,855
         Allowance for loan losses                                   (699,352)        (645,107)
                                                                -------------    -------------
                Net loans                                         140,005,572      131,393,748
     Premises and equipment                                         4,577,449        3,871,340
     Federal Home Loan Bank stock                                   1,500,600        1,419,700
     Real Estate Owned                                                 25,627          345,790
     Interest Receivable                                            1,901,649        1,908,022
     Goodwill                                                         284,538          366,769
     Other assets                                                     192,108          606,061
                                                                -------------    -------------
              Total assets                                      $ 212,741,706    $ 205,210,868
                                                                =============    =============

LIABILITIES
     Deposits
         Interest bearing                                       $ 175,525,196    $ 167,221,697
         Non-interest bearing                                       1,809,231        5,315,314
                                                                -------------    -------------
              Totals                                              177,334,427      172,537,011
     Short term borrowings                                                  0          400,000
     Long term debt                                                12,472,180       12,528,050
     Interest payable                                               1,636,548          850,771
     Other liabilities                                              1,428,874          908,629
                                                                -------------    -------------
              Total liabilities                                   192,872,029      187,224,461
                                                                -------------    -------------

STOCKHOLDERS' EQUITY
     Issued and outstanding - 1,579,582 and 1,574,282 shares        1,579,582        1,574,282
     Additional paid-in-capital                                     8,729,990        8,708,790
     Less: Common stock acquired by Rabbi trusts for deferred
                 compensation plans                                  (515,623)        (515,623)
     Treasury stock, at cost, 282,728 and 278,935 shares           (2,484,267)      (2,438,366)
     Retained earnings                                             12,461,082       11,843,918
     Accumulated other comprehensive loss                              98,913       (1,186,594)
                                                                -------------    -------------
              Total stockholders' equity                           19,869,677       17,986,407
                                                                -------------    -------------
              Total liabilities and stockholders' equity        $ 212,741,706    $ 205,210,868
                                                                =============    =============

See notes to consolidated financial statements.

                    HFB FINANCIAL CORPORATION AND SUBSIDIARY
                        CONSOLIDATED STATEMENT OF INCOME
                                   (Unaudited)

                                                            THREE-MONTHS ENDED                   NINE-MONTHS ENDED
                                                                 MARCH 31,                             MARCH 31,
                                                           2001              2000                2001            2000
INTEREST INCOME
   Loans receivable                                      $2,971,662       $ 2,594,545        $ 8,752,650      $ 7,652,846
   Investment securities                                    890,081         1,007,135          2,871,137        2,942,367
   Other dividend income                                     34,744            30,928            105,266           97,913
   Deposits with financial institutions                      41,923            24,982             81,536           66,478
                                                     ---------------  ----------------    --------------- ----------------
            Total interest income                         3,938,410         3,657,590         11,810,589       10,759,604
                                                     ---------------  ----------------    --------------- ----------------
INTEREST EXPENSE
   Deposits                                               2,230,252         1,898,386          6,608,024        5,544,290
   Short term borrowings                                        225             5,462              4,746          110,764
   Long term debt                                           168,660           146,494            513,290          431,071
                                                     ---------------  ----------------    --------------- ----------------
            Total interest expense                        2,399,137         2,050,342          7,126,060        6,086,125
                                                     ---------------  ----------------    --------------- ----------------

NET INTEREST INCOME                                       1,539,273         1,607,248          4,684,529        4,673,479
   PROVISION FOR LOAN LOSSES                                 30,000            15,000             74,980         (459,488)
                                                     ---------------  ----------------    --------------- ----------------
NET INTEREST INCOME AFTER
  PROVISION FOR LOAN LOSSES                               1,509,273         1,592,248          4,609,549        5,132,967
                                                     ---------------  ----------------    --------------- ----------------
OTHER INCOME
   Service charges for deposit accounts                     163,315            94,773            454,317          286,814
   Other customer fees                                       26,548            10,617             59,846           48,252
   Net gain (loss) on trading securities                     22,656          (112,660)           154,818         (186,699)
   Net realized loss on sales of
    available for sale securities                                 -                 -               (670)               -
   Other income                                               3,212             1,821             18,748           10,623
                                                     ---------------  ----------------    --------------- ----------------
            Total other income                              215,731            (5,449)           687,059          158,990
                                                     ---------------  ----------------    --------------- ----------------
OTHER EXPENSES
   Salaries and employee benefits                           576,377           546,490          1,625,320        1,568,149
   Net occupancy expenses                                    78,455            81,961            247,985          210,475
   Equipment expenses                                       104,768            68,793            295,275          183,568
   Data processing fees                                      60,747            64,803            195,406          206,095
   Deposit insurance expense                                  8,520             8,136             25,938           53,386
   Legal and professional fees                               53,124            74,158            169,178          178,422
   Advertising                                               58,588            49,951            142,823          173,692
   State franchise and deposit taxes                         40,885            19,818            129,202           94,108
   Other expenses                                           251,793           202,788            776,798          686,579
                                                     ---------------  ----------------    --------------- ----------------
            Total other expenses                          1,233,257         1,116,898          3,607,925        3,354,474
                                                     ---------------  ----------------    --------------- ----------------

INCOME BEFORE INCOME TAX                                    491,747           469,901          1,688,683        1,937,483
   Income tax expense                                       165,645           134,984            578,279          663,419
                                                     ---------------  ----------------    --------------- ----------------
NET INCOME                                                $ 326,102         $ 334,917        $ 1,110,404      $ 1,274,064
                                                     ===============  ================    =============== ================

BASIC EARNINGS PER SHARE                                     $ 0.25            $ 0.25             $ 0.86           $ 0.96
DILUTED EARNINGS PER SHARE                                   $ 0.25            $ 0.25             $ 0.85           $ 0.96

See notes to consolidated financial statements.

                    HFB FINANCIAL CORPORATION AND SUBSIDIARY
            CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                        NINE-MONTHS ENDED MARCH 31, 2001
                                   (UNAUDITED)

                                                                                                         ACCUMULATED
                                             ADDITIONAL                           COMPRE-                   OTHER          TOTAL
                                   COMMON     PAID-IN     RABBI      TREASURY     HENSIVE   RETAINED    COMPREHENSIVE  STOCKHOLDERS'
                                   STOCK      CAPITAL     TRUSTS      STOCK       INCOME    EARNINGS    INCOME (LOSS)     EQUITY
                                ---------------------------------------------------------------------------------------------------
Balances, June 30, 2000           $1,574,282  $8,708,790  ($515,623) ($2,438,366)           $11,843,918  ($1,186,594)  $17,986,407

Net income                                                                       $1,110,404   1,110,404                  1,110,404

Other comprehensive income,
   net of tax

  Unrealized gain on securities                                                   1,285,507                1,285,507     1,285,507
                                                                                 -----------

Comprehensive income                                                             $2,395,911
                                                                                 ===========

Cash dividend declared
   ($.38 per share)                                                                            (493,240)                  (493,240)

Stock issued upon exercise of
   stock options                       5,300      21,200                                                                    26,500

Purchase of treasury stock
   (3,793 shares)                                                        (45,901)                                          (45,901)
                                -------------------------------------------------           ---------------------------------------

BALANCES, MARCH 31, 2001          $1,579,582  $8,729,990  ($515,623) ($2,484,267)           $12,461,082      $98,913   $19,869,677
                                =================================================           =======================================

See notes to consolidated financial statements.

                    HFB FINANCIAL CORPORATION AND SUBSIDIARY
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (UNAUDITED)

                                                                               NINE-MONTHS ENDED
                                                                                   MARCH 31,
                                                                               2001              2000
OPERATING ACTIVITIES
    Net cash provided by operating activities                              $ 2,485,672        $ 2,188,372
                                                                        ---------------  -----------------

INVESTING ACTIVITIES
    Purchases of securities available for sale                              (5,719,570)        (8,346,396)
    Proceeds from maturities of securities available for sale                7,387,287          7,871,376
    Purchases of securities held to maturity                                         -         (7,874,038)
    Proceeds  from sales of securities available for sale                    3,649,998                  -
    Proceeds from maturities of securities held to maturity                  3,547,264          4,370,423
    Net change in loans                                                     (8,686,804)        (5,221,870)
    Purchases of premises and equipment                                       (983,967)        (1,160,797)
    Acquisition of deposits (net of cash acquired)                                   -           (459,423)
                                                                        ---------------  -----------------
       Net cash used by investing activities                                  (805,792)       (10,820,725)
                                                                        ---------------  -----------------

FINANCING ACTIVITIES
    Net change in
      Non interest-bearing, interest-bearing and
       savings deposits                                                        137,835          3,574,604
      Certificates of deposit                                                4,659,581         11,433,622
      Short term borrowings                                                   (400,000)        (6,500,000)
    Proceeds of long-term debt                                                       -          2,000,000
    Repayment of long term debt                                                (55,870)           (51,563)
    Cash dividends                                                            (493,240)          (475,503)
    Proceeds from exercise of options on common stock                           26,500             53,832
    Purchase of treasury stock                                                  (45,901)                -
                                                                        ---------------  -----------------
       Net cash provided by financing activities                             3,828,905         10,034,992
                                                                        ---------------  -----------------

NET CHANGE IN CASH AND CASH EQUIVALENTS                                      5,508,785          1,402,639

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                               3,171,389          3,573,139
                                                                        ---------------  -----------------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                   $ 8,680,174        $ 4,975,778
                                                                        ===============  =================

ADDITIONAL CASH FLOWS INFORMATION
    Interest paid                                                          $ 6,340,283        $ 5,471,178
    Income tax paid                                                            496,826            624,105

See notes to consolidated financial statements.

                            HFB FINANCIAL CORPORATION

             Notes to Consolidated Financial Statements (Unaudited)

1.        BASIS OF PRESENTATION

          The unaudited consolidated financial information for the three and nine-month periods ended March 31, 2001 and 2000 includes the results of operations of HFB Financial Corporation (the "Company") and its wholly owned subsidiary Home Federal Bank, Federal Savings Bank ("Home Federal" or the "Bank"). The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial statements and with the instructions to Form 10-Q. It is suggested that these statements and notes be read in conjunction with the financial statements and notes thereto included in the Company's annual report for the year ended June 30, 2000 on Form 10-K filed with the Securities and Exchange Commission.

          In the opinion of management, the financial information reflects all adjustments (consisting only of normal recurring adjustments), which are necessary for a fair presentation of the results of operations for such periods but should not be considered as indicative of results for a full year.

2.        NON-PERFORMING LOANS AND PROBLEM ASSETS

          The following sets forth the activity in the Company's allowance for loan losses for the nine-months ended March 31, 2001 and 2000:

                                                                       (Dollars in thousands)

                                                                         2001            2000
                                                                         ----            ----
           Balance July 1                                                $645          $1,212
           Charge offs                                                   (22)           (130)
           Recoveries                                                       1               2
           Provision for loan losses                                       75           (459)
                                                                           --           -----
           Balance March 31                                              $699            $625

           Information on impaired loans is summarized below

           AT MARCH 31                                                   2001
                                                                         ----

           Impaired loans with an allowance                              $162

           Allowance for impaired loans (included in the Company's
               allowance for loan losses)                                 $96

           NINE-MONTHS ENDED MARCH 31                                    2001
                                                                         ----

           Average balance of impaired loans                             $471
           Interest income recognized on impaired loans                   209
           Cash-basis interest received                                   206

3.        EARNINGS PER SHARE

          Earnings per share have been computed based upon the weighted average common shares (including ESOP shares) outstanding during each period. All share and per share amounts in previous periods have been adjusted to reflect the effect of a 20% stock dividend paid during 2000.

4.        RECLASSIFICATIONS

          Reclassifications   of  certain   amounts   in  the  March  31,   2000
          consolidated statement have been made to conform to the March 31,2000 presentation.

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

GENERAL:

HFB Financial Corporation, a Tennessee Corporation, was formed in September 1992 at the direction of Home Federal Bank, Federal Savings Bank for the purpose of becoming a holding company for the Bank as part of its conversion from mutual to stock form. The Company's primary operation is its investment in the common stock of the Bank.

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

FINANCIAL CONDITION

The Corporation's assets increased by 3.65% to $212.7 million at March 31, 2001 compared to $205.2 million at June 30, 2000. The majority of this increase is reflected in increases in cash and cash equivalents and loans. These increases were financed primarily by an increase in deposits and a decrease in investment securities.

Cash and cash equivalents increased by $5.509 million to $8.680 million at March 31, 2001 from $3.171 million at June 30, 2000. This increase was primarily due to a larger uncollected balance at the Bank's clearing account at the Federal Reserve Bank and a higher level of federal funds sold at March 31, 2001.

The Company maintains a portfolio of trading account securities, which is comprised of common stock of other financial institutions. The portfolio was $933,000 at March 31, 2001 compared to $759,000 at June 30, 2000. Most of this increase was attributable to an increase in the fair market value of the portfolio.

Investment securities, available for sale, decreased $3.3 million to $33.4 million at March 31, 2001 from $36.7 million at June 30, 2000 as the result of $7.3 million in securities matured offset by a $2.0 million increase in market value and the purchase of $2.1 million in securities, net of securities sold. Investment securities, held to maturity, decreased $3.5 million to $21.2 million at March 31, 2001 from $24.7 million at June 30, 2000 due to securities maturing. The proceeds from sold and matured securities were primarily used to fund an increase in the loan portfolio.

Loans, net, increased by $8.6 million to $140.0 million at March 31, 2001 from $131.4 million at June 30, 2000 as the result of continued mortgage loan demand and an increase in participation loans. The Company continues to maintain a high percentage of its loan portfolio in adjustable-rate residential mortgages.

At March 31, 2001, the allowance for loan losses was $699,000 or .50% of loans receivable compared to $645,000 or .49% of loans receivable at June 30, 2000.

Premises and equipment increased by $706,000 to $4.577 million at March 31, 2001 from $3.871 million at June 30, 2000, primarily due to the $437,000 purchase of real estate which houses the recently acquired branch in Harlan Kentucky, purchases of office furniture for the main office, computer software and computer hardware.

Total deposits increased by $4.8 million to $177.3 million at March 31, 2001 from $172.5 million at June 30, 2000. During the nine-months ended March 31, 2001, certificates of deposit increased $4.7 million, while NOW accounts and savings deposits increased $100,000. Competition for deposits in the local market has become increasingly fierce from other banks primarily due to increased loan demand.

Short-term borrowings were paid during the nine-months ended March 31, 2001 primarily due to funds provided from an increase in deposits and a decrease in the investment portfolio.

The Bank's regulatory liquidity ratio was 45.6% at March 31, 2001 as compared to 40.1% at June 30, 2001. At March 31, 2001 the Bank met all the regulatory capital requirements to be considered "well capitalized" under bank regulations. Tangible, core and risk-based capital ratios were 8.7%, 8.7% and 17.6% respectively at March 31, 2001 as compared to 8.6%, 8.6% and 18.3% respectively, at June 30, 2000.

RESULTS OF OPERATIONS FOR THE THREE-MONTHS ENDED MARCH 31, 2001 AND 2000

Net income decreased by $9,000 to $326,000 for the three-month period ended March 31, 2001 from $335,000 for the three-month period ended March 31, 2000. The primary reasons for the decrease were a $68,000 decrease in net interest income, a $15,000 increase in the provision for loan losses, a $116,000 increase in other expense and a $31,000 increase in income tax expense offset by a $221,000 increase in other income.

Interest income increased by $281,000 for the three-month period ended March 31, 2001 as compared to the three-month period ended March 31, 2000, primarily a result of a higher average balance of earning assets.

Interest on loans increased by $377,000 to $2.972 million for the three-month period ended March 31, 2001 as compared to $2.595 million for the three-month period ended March 31, 2000. This increase is mainly attributable to a higher weighted-average balance of loans receivable outstanding.

Interest on investment securities and other dividend income decreased by $113,000 to $925,000 for the three-month period ended March 31, 2001 from $1.038 million for the three-month period ended March 31, 2000. This decrease is primarily the result of a lower weighted-average balance during the period and a lower reinvestment rate on maturing investments.

Interest on deposits with other financial institutions increased by $17,000 to $42,000 for the three-month period ended March 31, 2001 from $25,000 for the three-month period ended March 31, 2000 primarily due to a higher level of interest-bearing cash balances.

Interest expense on deposits increased by $332,000 to $2.230 million for the three-month period ended March 31, 2001 from $1.898 million for the three-month period ended March 31, 2000 as a result of higher volume and a higher cost of funds.

Interest expense on short-term borrowings and long-term debt increased by $17,000 to $169,000 for the three-month period ended March 31, 2001 from $152,000 for the three-month period ended March 31, 2000, primarily due to a higher level of long-term debt.

The provision for loan losses increased $15,000 for the three-month period ended March 31, 2001 as compared to the same period in 2000. The provision was the result of management's evaluation of the adequacy of the allowance for loan losses including consideration of recoveries of loans previously charged off, the perceived risk exposure among loan types, actual loss experience, delinquency rates, and current economic conditions. The Bank's allowance for loan losses as a percent of total loans at March 31, 2001 was 0.5%.

Non-interest income increased by $221,000 to $216,000 for the three-month period ended March 31, 2001 as compared to a loss of $5,000 for the same period in 2000. The increase was primarily attributable to a net increase in realized and unrealized gains on trading account securities and realized gains on available for sale securities of $135,000, an increase of $69,000 in service charges on deposits and an increase of $17,000 in other fees and other income.

Non-interest expense increased by $116,000 to $1.233 million for the three-month period ended March 31, 2001 as compared to $1.117 million for the same period in 2000.

Compensation and benefits increased by $30,000 to $576,000 for the three-month period ended March 31, 2001 as compared to $546,000 for the three-months ended March 31, 2000 primarily as the result of a reduction in the amount of compensation expense being deferred on new loan originations in the current period.

Equipment expense increased by $36,000 to $105,000 for the three-months ended March 31, 2001 from $69,000 for the three months-ended March 31, 2000 primarily due to an increase in depreciation expense attributable to the addition of fixed assets over the past 12 months.

Legal and professional fees decreased by $21,000 to $53,000 for the three-month period ended March 31, 2001 from $74,000 for the three-month period ended March 31, 2000 primarily due to a lower level of consulting services utilized in the three-months ended March 31, 2001.

Advertising expense increased by $9,000 to $59,000 for the quarter ended March 31, 2001 compared to $50,000 for the quarter ended March 31, 2000 primarily due to a higher level of advertising activity in the current period.

State deposit and franchise taxes increased by $21,000 to $41,000 for the quarter ended March 31, 2001 compared to $20,000 for the quarter ended March 31, 2000 primarily due to a higher level of deposits in the current period

Other expenses increased by $49,000 to $252,000 for the three-month period ended March 31, 2001 from $203,000 for the three-month period ended March 31, 2000, primarily due to the addition of core deposit intangible amortization expense related to the Harlan branch purchase in 2000.

Income tax expense increased by $31,000 to $166,000 for the three-month period ended March 31, 2001 compared to $135,000 for the three-months ended March 31, 2000 due a higher level of taxable income.

RESULTS OF OPERATIONS FOR THE NINE-MONTHS ENDED MARCH 31, 2001 AND 2000

Net income decreased by $164,000 to $1.110 million for the nine-month period ended March 31, 2001 from $1.274 million for the nine-month period ended March 31, 2000. The primary reasons for the decrease were a $534,000 increase in provision for loan losses and a $254,000 increase in non-interest expense offset by a $11,000 increase in net interest income, a $528,000 increase in non-interest income and a $85,000 decrease in income tax expense.

Net interest income increased by $11,000 for the nine-month period ended March 31, 2001 as compared to the nine-month period ended March 31, 2000, primarily as the result of a higher volumes in the period ended March 31, 2001.

Interest on loans increased by $1.100 million to $8.753 million for the nine-month period ended March 31, 2001 as compared to $7.653 million for the nine-month period ended March 31, 2000. This increase is mainly attributable to higher yields and higher volume.

Interest on investment securities and other dividend income decreased by $64,000 to $2.976 million for the nine-month period ended March 31, 2001 from $3.040 million for the nine-month period ended March 31, 2000. This decrease is primarily the result of lower weighted-average balances during the period and lower reinvestment rates on maturing securities.

Interest expense on deposits increased by $1.064 million to $6.608 million for the nine-month period ended March 31, 2001 from $5.544 million for the nine-month period ended March 31, 2000 as a result of higher volume and a higher cost of funds.

Interest expense on short term borrowings and long term debt increased by $24,000 to an aggregate of $518,000 for the nine-month period ended March 31, 2001 from an aggregate of $542,000 for the nine-month period ended March 31, 2000 primarily due to lower levels of short-term borrowings.

The provision for loan losses increased $534,000 for the nine-month period ended March 31, 2001 as compared to the same period in 2000. This change reflects a recovery in the quarter ended September 30, 2000 when a total of $904,000 of impaired loans were paid off. The amount charged off for those loans was significantly less than what was specifically reserved for and resulted in a $474,000 reduction in the overall allowance. The provision was the result of management's evaluation of the adequacy of the allowance for loan losses including consideration of recoveries of loans previously charged off, the perceived risk exposure among loan types, actual loss experience, delinquency rates, and current economic conditions. The Bank's allowance for loan losses as a percent of total loans, net at March 31, 2001 was 0.5%.

The Bank's non-interest income increased by $528,000 to $687,000 for the nine-month period ended March 31, 2001 as compared to $159,000 for the same period in 2000. The increase was mainly attributable to a net increase in realized and unrealized gains on trading account securities of $341,000 and a $168,000 increase in service charges for deposit accounts. The increase in realized and unrealized gains on trading account securities was primarily the result of an increase in the market value of equity securities included in the trading account portfolio. The trading account portfolio is comprised of common stocks of other financial institutions. The increase in service charges on deposits reflects income derived from a new overdraft checking product, which was introduced during the nine-months ended March 31, 2001.

Non-interest expense increased by $254,000 to $3.608 million for the nine-month period ended March 31, 2001 as compared to $3.354 million for the same period in 2000. Compensation and benefits increased by $57,000 to $1.625 million for the nine-month period ended March 31, 2001 as compared to $1.568 million for the same period in 2000. This increase is primarily attributable to annual wage increases and the result of a reduction in the amount of compensation expense being deferred on new loan originations in the current period.

Occupancy expense increased by $38,000 to $248,000 for the nine-month period ended March 31, 2001 compared to $210,000 for the same period in 2000, as the Company incurred additional expenses from its new Harlan branch office. This increase was primarily due to a $35,000 increase in depreciation expense, an $22,000 decrease in repairs and maintenance expense, an $18,000 increase in property tax expense and an increase of $7,000 in utilities expense.

Equipment expense increased by $111,000 to $295,000 for the nine-month period ended March 31, 2001 compared to $184,000 for the same period in 2000. This increase was mainly the result of higher deprecation associated with the purchase of new furniture and equipment over the past year.

Data processing fees decreased by $11,000 to $195,000 for the nine-month period ended March 31, 2001 from $206,000 for the nine-month period ended March 31, 2000 primarily due to one time conversion expenses incurred for the Harlan branch acquisition in the nine-months ended March 31, 2000.

Deposit insurance expense decreased by $27,000 to $26,000 for the nine-month period ended March 31, 2001 from $53,000 for the nine-month period ended March 31, 2000 due to lower deposit premium rates.

Legal and professional fees decreased by $9,000 to $169,000 for the nine-month period ended March 31, 2001 from $178,000 for the nine-month period ended March 31, 2000 primarily due to a decrease in consulting fees.

Advertising expense decreased by $31,000 to $143,000 for the nine-month period ended March 31, 2001 compared to $174,000 for the nine-month period ended March 31, 2000 due to a lower level of advertising.

Other expenses increased by $90,000 to $777,000 for the nine-month period ended March 31, 2001 from $687,000 for the nine-month period ended March 31, 2000 primarily as the result of the addition of core deposit intangible amortization expense of $20,000 related to the Harlan branch purchase in 2000, an increase of $32,000 in telephone expense and an increase of $20,000 in ATM processing charges and other services.

Income tax expense decreased by $85,000 to $578,000 for the nine-month period ended March 31, 2001 compared to $663,000 for the nine-months ended March 31, 2000 due to a lower level of taxable income.

                            HFB FINANCIAL CORPORATION

                                     PART II

                                OTHER INFORMATION


ITEM 1.   LEGAL PROCEEDINGS

          None

ITEM 2.   CHANGES IN SECURITIES

          None

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

          None

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE
             OF SECURITY HOLDERS

          No matters were submitted to a vote of Security Holders during the quarter ended March 31, 2001.

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



Dated: May 14, 2001