Form 10KSB
period 2001-06-30
HFB FINANCIAL CORP
filed 2001-09-28
CIK 892157

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549
                              --------------------
                                   FORM 10-KSB

(Mark One)

 |X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2001

 | | TRANSITIONAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to
                               --------------    ---------------

                           Commission File No. 0-20956

                            HFB FINANCIAL CORPORATION

             (Exact name of registrant as specified in its charter)

                  Tennessee                                    61-1228266
--------------------------------------------             --------------------
     (State or other jurisdiction                          (I.R.S. employer
of incorporation or organization)                          identification no.)

1602 Cumberland Avenue, Middlesboro, Kentucky                     40965
---------------------------------------------            --------------------
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

Registrant's revenues for the fiscal year ended June 30, 2001:  $16,711,400

The registrant's voting stock is listed on the Nasdaq SmallCap Market. The aggregate market value of the voting stock held by nonaffiliates of the registrant, based on the $13.00 per share closing sales price of the registrant's common stock as quoted on the Nasdaq SmallCap Market on September 25, 2001, was $16,859,102. For purposes of this calculation, it is assumed that directors and officers of the registrant are affiliates. As of September 25, 2001, the registrant had 1,296,854 shares of common stock outstanding, of which 257,534 were held by affiliates.

Transitional Small Business Disclosure Format   Yes             No    X
                                                    -------        ------

                       DOCUMENTS INCORPORATED BY REFERENCE

     1. Portions of Annual Report to Stockholders for the Fiscal Year Ended June 30, 2001. (Parts I and II)

     2. Portions of Proxy Statement for the 2001 Annual Meeting of Stockholders. (Part III)

                                     PART I


ITEM 1.  BUSINESS
-----------------

GENERAL

     HFB Financial Corporation (the "Company") is the sole stockholder of, and acts as the holding company for, Home Federal Savings Bank ("Home Federal" or the "Bank"). The Company has no significant assets other than capital stock of the Bank and a portfolio of trading account equity securities. The Company qualifies as a unitary savings and loan holding company and is subject to regulation by the Office of Thrift Supervision ("OTS"). The Company's principal business is the business of the Bank and its subsidiary. Therefore, references to the "Company" in this Form 10-KSB are to both the Company and the Bank. The Bank operates through three full service offices in the southeastern Kentucky communities of Middlesboro and Harlan and one full service office in the eastern Tennessee community of New Tazewell. At June 30, 2001, the Company had total assets of $217.4 million, deposits of $181.9 million, net loans receivable of $136.9 million and stockholders' equity of $20.5 million.

     The executive offices of the Company are located at 1602 Cumberland Avenue, Middlesboro, Kentucky 40965, and the telephone number is (606) 248-1095.

     The Company is engaged principally in the business of accepting deposits from the general public and originating permanent loans that are secured by one-to-four-family residential properties located in its market area. The Company also originates consumer loans and commercial real estate loans, and maintains a substantial investment portfolio of mortgage-backed and other investment securities.

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

     The Company emphasizes the origination of adjustable-rate loans and short-term loans in order to increase the interest rate sensitivity of its loan portfolio. However, the Company also continues to offer long-term, fixed-rate conventional mortgage loans (30 year terms or less), originated for its portfolio.

ANALYSIS OF LOAN PORTFOLIO

     Set forth below is selected data relating to the composition of the Company's loan portfolio at the dates indicated. As of June 30, 2001, the Company had no concentrations of loans exceeding 10% of total loans other than as disclosed below.

                                                                At June 30,
                                           ----------------------------------------------------
                                             2001       2000       1999       1998       1997
                                             ----       ----       ----       ----       ----
                                                               (In thousands)
Real estate loans:
  Single and multi-family mortgage loans   $114,442   $111,157   $ 95,294   $ 94,153   $ 86,095
  Commercial real estate loans .........     14,295     11,478     10,745     10,411     10,096
Real Estate construction loans .........      4,721      6,690     12,996      8,636      5,091
                                           --------   --------   --------   --------   --------
  Total real estate loans ..............    133,458    129,325    119,035    113,200    101,282
                                           --------   --------   --------   --------   --------

Consumer loans:
  Loans on deposits ....................      2,069      2,012      1,795      1,995      1,964
  Home improvement loans ...............        845        578        828      1,176      1,306
  Automobile loans .....................      1,223      1,063      1,109      1,685        959
  Other(1) .............................      2,139      1,633      2,180      1,617      1,493
                                           --------   --------   --------   --------   --------
     Total consumer loans ..............      6,276      5,286      5,912      6,473      5,722
                                           --------   --------   --------   --------   --------

Commercial loans .......................        506        193         98        353        723
                                           --------   --------   --------   --------   --------

Total gross loans ......................    140,240    134,804    125,045    120,026    101,727

Less:
  Undisbursed portion of mortgage loans       2,311      2,529      2,931      2,757      2,019
  Allowances for loan losses ...........        718        645      1,212        973        710
  Unamortized discount and deferred loan
  fees, net ............................        348        236        160        125         14
                                           --------   --------   --------   --------   --------
Total ..................................   $136,863   $131,394   $120,742   $116,171   $104,984
                                           ========   ========   ========   ========   ========

(1)     Includes home equity lines of credit.

     The following table sets forth certain information as of June 30, 2001 regarding the dollar amount of principal repayments becoming due during the periods indicated for loans. Demand loans, loans having no schedule of repayments and no stated maturity, and overdrafts are reported as due in one year or less. The table below does not include any estimate of prepayments which significantly shorten the average life of all mortgage loans and may cause the Company's actual repayment experience to differ from that shown below.

                                                             Due After One
                                            Due in One       Year through     Due after Five
                                           Year or Less        Five Years          Years            Total
                                           ------------        ----------          -----            -----
                                                                       (In thousands)
Real estate mortgage loans..........       $     4,165        $    16,051       $   108,521      $  128,737
Real estate construction loans......               127                817             3,777           4,721
Consumer loans (1)..................             3,982              2,294                --           6,276
Commercial loans....................               369                137                --             506
                                           -----------        -----------       -----------      ----------
  Total gross loans.................       $     8,643        $    19,299       $   112,298      $  140,240
                                           ===========        ===========       ===========      ==========

(1)      Includes second mortgages and home equity lines of credit.

     The following table sets forth as of June 30, 2001 the dollar amount of all the loans due after one year ending June 30, 2001 and distinguishes between those with predetermined (i.e., fixed) interest rates and those with floating or adjustable interest rates.

                                                    Floating or
                                  Predetermined      Adjustable
                                       Rate            Rates           Total
                                       ----            -----           -----
                                                   (In thousands)
Real estate mortgage loans..... $      24,291      $    100,281      $  124,572
Real estate construction loans.           896             3,697           4,594
Consumer loans (1).............         2,294                --           2,294
Commercial loans...............           137                --             137
                                -------------      ------------      ----------
   Total gross loans........... $      27,618      $    103,979      $  131,597
                                =============      ============      ==========

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

     The Company also originates conventional fixed-rate mortgage loans on one-to-four family residential properties, the majority of which have a maximum term to maturity of 30 years. The Company originates and holds its fixed-rate mortgage loans in its portfolio as long-term investments.

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

     Asset Classification and Allowance for Loan Losses. The Company classifies its loan assets as a "substandard," "doubtful" or "loss," if warranted. Assets classified as substandard or doubtful require a general allowance for loan losses. If an asset or portion thereof is classified as loss, specified allowances for loan losses in the amount of 100% of the portion of the asset classified loss must be established, or else the loan must be charged off. An asset which does not currently warrant classification but which possesses weaknesses or deficiencies deserving close attention is required to be designated as "special mention." Currently, general loss allowances established to cover possible losses related to assets classified substandard or doubtful may be included in determining an institution's regulatory capital, while specific valuation allowances for loan losses do not qualify as regulatory capital. The Company has determined that at June 30, 2001 it had $2.5 million in assets classified as substandard, $178,000 in assets classified as doubtful and $50,000 in assets classified as loss. In addition, the Company had $2,000 in assets designated as special mention. Depending on their future performance, it is possible that these loans might be required to be classified in future periods.

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

     The following table sets forth an analysis of the Company's allowance for loan losses for the periods indicated.

                                                             Year Ended June 30,
                                           -------------------------------------------------------
                                              2001      2000         1999         1998        1997
                                              ----      ----         ----         ----        ----
                                                                (In Thousands)
Balance at Beginning of Period .........   $   645     $ 1,212     $   973     $   710     $   671
                                           -------     -------     -------     -------     -------

Loan charge-offs:
 Real Estate:
  Residential ..........................        24          87          --          --          --
  Commercial ...........................         9          --          --          --          99
 Consumer ..............................        10          12          16          11           3
 Commercial ............................        --          34          --          --          --
                                           -------     -------     -------     -------     -------
Total charge-offs ......................        43         133          16          11         102

Recoveries:
 Real Estate:
  Residential ..........................         9          --          --          --           3
 Consumer ..............................         2           3           2          --          --
                                           -------     -------     -------     -------     -------
Total Recoveries .......................        11           3           2          --           3

Net loan recoveries (charge-offs) ......       (32)       (130)        (14)        (11)        (99)
                                           -------     -------     -------     -------     -------
Provision (Adjustment) for Loan Losses .       105        (437)        253         274         138
                                           -------     -------     -------     -------     -------

Balance at end of period ...............   $   718     $   645     $ 1,212     $   973     $   710
                                           =======     =======     =======     =======     =======

Ratio of allowance for losses to gross
  loans receivable .....................      0.52%       0.49%       0.97%       0.81%       0.67%
                                           =======     =======     =======     =======     =======

Ratio of net loan charge-offs to average
  loans outstanding during the period ..       .02%       0.10%       0.01%       0.01%       0.10%
                                           =======     =======     =======     =======     =======

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

                                                                      Year Ended June 30,
                                         ----------------------------------------------------------------------------
                                                    2000 1                  2000                        1999
                                         -----------------------  -----------------------    ------------------------
                                            Amount         %         Amount          %         Amount         %
                                            ------         -         ------          -         ------         -
                                                                        (In thousands)
Residential and commercial
     real estate loans.............      $      714      99.44%    $      618       95.94%   $   1,210       95.19%
Consumer loans.....................               4       0.56%            27        3.92%           2        4.72%
Commercial loans...................              --         --             --        0.14%          --        0.09%
                                         ----------    -------     -----------     ------    ---------      ------
     Total allowance for
     loan losses...................      $      718     100.00%    $      645      100.00%   $   1,212      100.00%
                                                       -------     ----------      ------    ---------      ------

                                             Year Ended June 30,
                             -------------------------------------------------
                                       1998                        1997
                             ------------------------      -------------------
                                Amount           %          Amount         %
                                ------           -          ------         -
                                                (In thousands)
Residential and commercial
     real estate loans....... $     970        94.31%      $   707       94.02%
Consumer loans...............         3         5.39%            3        5.31%
Commercial loans.............        --         0.30%           --        0.67%
                              ---------       -------      -------      -------
     Total allowance for
     loan losses............. $     973       100.00%      $   710      100.00%
                              ---------       -------      -------      -------

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

     The following table sets forth information with respect to the Company's nonperforming assets at the dates indicated. The Company has no restructured loans.

                                                                             Year Ended June 30,
                                                  --------------------------------------------------------------------------
                                                      2001          2000          1999            1998             1997
                                                      ----          ----          ----            ----             ----
                                                                             (In thousands)
Loans accounted for on a nonaccrual
basis (1) ......................................... $ 2,231         $ 1,613        $ 1,416        $    --        $    --
                                                    -------         -------        -------        -------        -------
Accruing loans which are contractually
  past due 90 days or more:(1)
     Real estate .................................. $   134         $   614        $   521        $   677        $   365
     Consumer .....................................      --              15              5             40              3
                                                    -------         -------        -------        -------        -------
Total of nonaccrual and 90 days
  or more past due loans .......................... $ 2,365         $ 2,242        $ 1,942        $   717        $   368
                                                    -------         -------        -------        -------        -------

Real Estate owned .................................     105             333             --             --             58
                                                    -------         -------        -------        -------        -------
   Total nonperforming assets ..................... $ 2,470         $ 2,575        $ 1,942        $   717        $   426
                                                    =======         =======        =======        =======        =======
Nonaccrual and 90 days or more past due
  loans as a percentage of total loans, net .......    1.73%           1.96%          1.96%          0.62%          0.41%
                                                    =======         =======        =======        =======        =======
Nonaccrual and 90 days or more past due
  loans as a percentage of total assets, net ......    1.09%           1.10%          1.02%          0.41%          0.27%
                                                    =======         =======        =======        =======        =======
Nonperforming assets as a percentage of
  total assets ....................................    1.14%           1.25%          1.02%          0.41%          0.27%
                                                    =======         =======        =======        =======        =======

(1) Interest on delinquent loans is accrued to income to the extent considered collectible.

     As of June 30, 2001, the Company had a total of $1.5 million in 24 single family loans classified as "substandard." As of June 30, 2001, the Company had $7,000 in consumer loans, $3,000 in single family residential loans classified as "special mention." and $50,000 in single family residential loans classified as "loss."

     In addition, the Company had 4 real estate development loans to one borrower totaling $1.1 million, of which $925,000 had been classified as "substandard" and $170,000 had been classified as "doubtful." The property securing these loans is a single family residential development in Clinton, Tennessee. Management believes that these loans have been adequately classified and reserved for, but continues to monitor them as to their collectibility and as to any possible losses the Company could incur, or additional reserves that may need to be established.

     At June 30, 2001, $27,000 would have been recognized as interest income had these loans been in a current status. Income recognized on these loans during the period ended June 30, 2001 was $146,000.

     As of June 30, 2001, the Company had a total of $105,000 in real estate owned.

     At June 30, 2001, the Company had no other loans of a material amount which were not classified as non-accrual, past due 90 days or more or restructured but where known information about possible credit problems of borrowers caused management to have serious doubts as to the ability of the borrowers to comply with present loan repayment terms and could result in future disclosure as non-accrual, 90 days past due or restructured.

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

     The Board of Directors of the Company has authorized the existence of a trading account in an amount not to exceed 8% of total assets for the purpose of taking advantage of favorable short-term market conditions. The Company's investment policy specifies that securities traded within this account must be U.S. Treasury or agency obligations. Securities in the trading account are marked to market on a monthly basis. During the year ended June 30, 2001 there was no trading activity. At June 30, 2001, there were no securities held in the Company's trading account.

     The Board of Directors of the Company has authorized a trading account of up to $1.0 million for investing in common stocks of publicly traded thrifts which are considered to be undervalued. The Company had $1.0 invested in common stock of publicly held thrift institutions at June 30, 2001.

     The Company, in accordance with generally accepted accounting principles, reports its investment securities available for sale, at current market value, with unrealized gains or losses, net of tax effect, adjusted through equity and realized gains or losses in income when securities are sold. Investment securities held to maturity, are reported at cost as adjusted for unaccredited discounts and unamortized premiums.

     The following table sets forth the carrying value of the Company's investment securities at the dates indicated.

                                                                     At June 30,
                                                       --------------------------------------
                                                           2001          2000         1999
                                                           ----          ----         ----
                                                               (Dollars in Thousands)
Investment securities, available for sale:
  U.S.  Treasury,  Federal Agency  obligations,
  corporate bonds and municipal
  obligations......................................... $    32,855    $    23,736  $   25,241

Investment securities, held to maturity:
  U.S. Treasury and Federal Agency obligations........          --         13,201       7,731
                                                       -----------    -----------  ----------

Total investment securities, available for
  sale and held to maturity........................... $    32,855    $    36,937  $   32,972
                                                       ===========    ===========  ==========

     The following table sets forth the maturities and Weighted Average Yields of securities at June 30, 2001.

                                                                   At June 30, 2001
                                ---------------------------------------------------------------------------------------
                                 One Year             One to        Five to Ten       More than     Total Investment
                                  or Less           Five Years         Years          Ten Years           Portfolio
                                ------------     --------------    --------------    ----------    --------------------
                                                                (Dollars in thousands)
  Investment securities,
  available for sale:
    U.S.
    Treasury,
    Federal Agency
    Obligations,
    Corporate Bonds and
    Municipal Obligations       $  1,023         $ 15,629          $   8,009         $  8,194           $ 32,855

    Total investment
    securities, available for
    sale................        $  1,023         $ 15,629          $   8,009         $  8,194           $ 32,855
                                ========         ========          =========         ========           ========

  Weighted average
   yield................           6.16%            6.06%              6.46%            6.45%              6.26%
                                ========         ========          =========         ========         ==========

                                       9

MORTGAGE-BACKED SECURITIES ACTIVITIES

     In accordance with the Company's investment policy, management invests in mortgage-backed securities issued by Freddie Mac, Fannie Mae, and Ginnie Mae.

     The  following   table  sets  forth  the   composition   of  the  Company's
mortgage-backed securities portfolio at the dates indicated.

                                                                                     At June 30,
                                                        ------------------------------------------------------------------
                                                                 2001                    2000                   1999
                                                        --------------------    --------------------    ------------------
                                                          Amount       %            Amount       %        Amount       %
                                                          ------       -           ------        -        ------       -
                                                                                 (Dollars in thousands)
Mortgage-backed securities, available for sale:
  Freddie Mac ............................................$ 5,569     22.96%    $ 3,311        13.55%   $   744      2.82%
  Fannie Mae .............................................  8,955     36.92       3,678        15.05      4,786     18.18
  Ginnie Mae .............................................  9,731     40.12       5,947        24.34      6,528     24.80
                                                           ------    ------      ------        -----     ------     -----
Total mortgage-backed securities available for sale ...... 24,255    100.00      12,936        52.94     12,058     45.80
                                                           ------    ------      ------        -----     ------     -----

Mortgage-backed securities, held to maturity:
  Freddie Mac ............................................     --        --       1,658         6.79      1,074      4.08
  Fannie Mae .............................................     --        --       6,727        27.54      9,921     37.69
  Ginnie Mae .............................................     --        --       3,111        12.73      3,272     12.43
                                                           ------    ------      ------        -----     ------     -----
Total mortgage-backed securities, held to maturity .......     --        --      11,496        47.06     14,267     54.20
                                                           ------    ------      ------        -----     ------     -----

Total mortgage-backed securities, available
for sale and held to maturity ............................$24,255    100.00%    $24,432       100.00%   $26,325    100.00%
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

                                                                June 30,
                          -------------------------------------------------------------------------------
                                    2001                          2000                      1999
                          ------------------------      ----------------------    -----------------------
                            Average       Average        Average     Average        Average       Average
                             Amount        Rate            Amount       Rate         Amount        Rate
                             ------      --------          ------     --------       ------       ------
                                                         (Dollars in thousands)
NOW and money market
  deposit accounts....... $   17,708        0.95%       $   15,702      1.69%     $   13,423        1.95%
Passbook accounts........      7,357        1.31             7,604      2.22           8,008        2.48
Certificates.............    156,883        5.48           140,019      5.08         127,857        5.29
                           ---------      ------        ----------   -------      ----------     -------
  Total.................. $  181,948        4.87%       $  163,325      4.62%     $  149,288        4.83%
                           =========      ======        ==========   =======      ==========     =======

     The following table indicates the amount of the Company's certificates of deposit of $100,000 or more by time remaining until maturity as of June 30, 2000. Most of the Company's deposits of over $100,000 come from individual depositors in the Company's market area.

                                                            Certificates
Maturity Period                                               of Deposit
---------------                                             --------------
                                                           (In thousands)

Three months or less......                                    $    10,684
Over three through six months                                      16,484
Over six through twelve months                                     16,425
Over twelve months                                                  9,876
                                                              -----------
         Total                                                $    53,469
                                                              ===========

     Management attributes the net increase in deposits for the year ended June 30, 2001 to general economic conditions and competition in the local market. The Company does not offer premiums for deposits, and in the past has not offered interest rates on deposits which exceed the average rates paid by other financial institutions in its market area.

     BORROWINGS. Savings deposits historically have been the primary source of funds for the Company's lending and investment activities and for its general business activities. The Company is authorized, however, to use advances from the FHLB of Cincinnati to supplement its supply of lendable funds and to meet deposit withdrawal requirements. All of the advances are collateralized by FHLB stock and single family first mortgage loans with aggregate principal balances totaling 150% of the outstanding amount of advances. The FHLB of Cincinnati functions as a central reserve bank providing credit for savings institutions and certain other member financial institutions. As a member, the Company is required to own capital stock in the FHLB and is authorized to apply for advances on the security of such stock and certain of its home mortgages and other assets (principally, securities which are obligations of, or guaranteed by, the United States) provided certain standards related to creditworthiness have been met. The Company had no short-term borrowings outstanding at June 30, 2001. The average balance of short term borrowings during the 12 months ended June 30, 2001 was $66,000 with a weighted average rate of 6.8%. The maximum balance of short term borrowings during the 12 months ended June 30, 2001 was $1.2 million.

SUBSIDIARY ACTIVITIES

     The Company's only subsidiary other than the Bank is Home Service Corporation, which engages in the ownership and rental of the Company's main office building and operations center in Middlesboro, Kentucky and a branch office in New Tazewell, Tennessee. Home Service Corporation also owns and rents other properties to unrelated parties.

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

EMPLOYEES

     As of June 30, 2001, the Company and its subsidiary had 54 full-time employees, none of whom was represented by a collective bargaining agreement. The Company believes that it enjoys excellent relations with its personnel.

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

REGULATION OF THE BANK

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

     At June 30, 2001, Home Federal exceeded its tangible, core and risk-based regulatory capital requirements. For more information, see "Selected Consolidated Financial and Other Data - Regulatory Capital Ratios" in the Annual Report filed as Exhibit 13 to this report.

     PROMPT CORRECTIVE REGULATORY ACTION. The Federal Deposit Insurance Act ("FDI Act") requires the federal banking regulators to take prompt corrective action in respect of depository institutions that do not meet certain minimum capital requirements, including a leverage limit and a risk-based capital requirement. The joint regulations of the federal banking agencies, including the OTS, classify insured depository institutions by capital levels and provide that the applicable agency will take various prompt corrective actions to resolve the problems of any institution that fails to satisfy the capital standards. Under the joint prompt corrective action regulations, a
"well-capitalized" institution is one that is not subject to any regulatory order or directive to meet any specific capital level and that has or exceeds the following capital levels: a total risk-based capital ratio of 10%, a Tier 1 risk-based capital ratio of 6%, and a ratio of Tier 1 capital to total assets ("leverage ratio") of 5%. An "adequately capitalized" institution is one that does not qualify as "well capitalized" but meets or exceeds the following capital requirements: a total risk-based capital of 8%, a Tier 1 risk-based capital ratio of 4%, and a leverage ratio of either (i) 4% or (ii) 3% if the institution has the highest composite examination rating. An institution not meeting these criteria is treated as "undercapitalized," "significantly undercapitalized," or "critically undercapitalized" depending on the extent to which its capital levels are below these standards. An institution that falls within any of the three "undercapitalized" categories will be subject to certain severe regulatory sanctions required by the FDI Act and the implementing regulations. As of June 30, 2001, Home Federal was "well-capitalized" as defined by the regulations.

     QUALIFIED THRIFT LENDER TEST. The Home Owners' Loan Act ("HOLA") and OTS regulations require all savings institutions to satisfy one of two Qualified Thrift Lender ("QTL") tests or to suffer a number of sanctions, including restrictions on activities. A savings institution must maintain its status as a QTL on a monthly basis in at least nine out of every 12 months. An initial failure to qualify as a QTL results in a number of sanctions, including the imposition of certain operating restrictions and a restriction on obtaining additional advances from its Federal

Home Loan Bank. If a savings institution does not requalify under the QTL test within the three-year period after it fails the QTL test, it would be required to terminate any activity not permissible for a national bank and repay as promptly as possible any outstanding advances from its Federal Home Loan Bank. In addition, the holding company of such an institution would similarly be required to register as a bank holding company with the Federal Reserve Board. At June 30, 2001, Home Federal qualified as a QTL.

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

     RESERVE REQUIREMENTS. The Federal Reserve Board requires all depository institutions to maintain noninterest bearing reserves at specified levels against their transaction accounts (primarily checking, NOW and Super NOW checking accounts). At June 30, 2001, Home Federal was in compliance with these reserve requirements. The balances maintained to meet the reserve requirements imposed by the Federal Reserve Board may be used to satisfy liquidity requirements that may be imposed by the OTS.

     LIQUIDITY REQUIREMENTS. Home Federal is required by OTS regulations to maintain an average daily balance of liquid assets (cash, certain time deposits, bankers' acceptances, highly rated corporate debt and commercial paper, qualifying mortgage-related securities and mortgage loans, securities of certain mutual funds, and specified United States government, state or federal agency obligations) equal to the monthly average of not less than a specified percentage of its net withdrawable short-term savings deposits plus short-term borrowings. The current minimum liquid asset ratio required by the OTS is 4%. For the month ended June 30, 2001, Home Federal was in compliance with the requirement, with an average daily liquidity ratio of 36.2%.

     FEDERAL HOME LOAN BANK SYSTEM. The Federal Home Loan Bank System consists of 12 district Federal Home Loan Banks subject to supervision and regulation by the Federal Housing Finance Board ("FHFB"). The Federal Home Loan Banks provide a central credit facility primarily for member institutions. As a member of the FHLB of Cincinnati, Home Federal is required to acquire and hold shares of capital stock in the FHLB in an amount at least equal to 1% of the aggregate unpaid principal of its home mortgage loans, home purchase contracts, and similar obligations at the beginning of each year, or 1/20 of its advances (borrowings) from the FHLB, whichever is greater. Home Federal was in compliance with this requirement, with an investment in FHLB stock at June 30, 2001 of $1.5 million. Long-term FHLB advances may only be made for the purpose of providing funds for residential housing finance.

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

ITEM 2.  PROPERTIES
-------------------

     The Company's principal executive offices are located at 1602 Cumberland Avenue, Middlesboro, Kentucky in facilities leased to the Bank by its wholly-owned subsidiary, Home Service Corporation. The Company also maintains operations offices at 1608 Cumberland Avenue, Middlesboro, Kentucky and has a branch office located at 600 Fifth Avenue, New Tazewell, Tennessee, both of which are leased from Home Service Corporation. In addition, the Company has two other branch offices located at Village Center, Harlan, Kentucky and 102 Cumberland Avenue, Harlan, Kentucky, both of which are in premises leased from third parties.

ITEM 3. LEGAL PROCEEDINGS.
-------------------------

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
------------------------------------------------------------

     No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended June 30, 2001.


                                     PART II

ITEM 5.  MARKET  FOR THE  REGISTRANT'S  COMMON  EQUITY AND  RELATED  STOCKHOLDER
MATTERS
--------------------------------------------------------------------------------

     The information contained under the section captioned "Market Information" in the Company's Annual Report to Stockholders for the Fiscal Year Ended June 30, 2001 (the "Annual Report") is incorporated herein by reference. For information regarding restrictions on the payment of dividends see Item 1. "Business -- Regulation -- Regulation of Home Federal - Limitations on Capital Distributions."

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
--------------------------------------------------------------------------------

     The information contained in the section captioned "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Annual Report is incorporated herein by reference.

ITEM 7.  FINANCIAL STATEMENTS
-----------------------------

     The Consolidated Financial Statements and Related Notes contained in the Annual Report are incorporated herein by reference.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
--------------------------------------------------------------------------------

     Not applicable. In June 2001, the Company's current accountants, Olive LLP, merged with Baird, Kurtz and Dobson into BKD, LLP.

                                    PART III

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT
--------------------------------------------------------------------------------

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

         4        Common Stock Certificate of HFB Financial Corporation *

         10.1     HFB Financial Corporation Stock Option Plan *

         10.2 Home Federal Bank, Federal Savings Bank Management * Recognition Plan

         10.3 Home Federal Bank, Federal Savings Bank Supplemental * Executive Retirement Plan

         10.4     Employment Agreement between the Bank and David B. Cook **

         10.5     Employment Agreement between the Bank and Stanley Alexander,
                  Jr. **

         10.6     Employment Agreement between the Bank and Kenneth Jones **

         10.7     2000 Long-Term Incentive Compensation Plan **

         10.8 Amended and Restated Employment Agreement between the Bank and David B. Cook

         10.9 Amended and Restated Employment Agreement between the Bank and Stanley Alexander, Jr.

         10.10 Amended and Restated Employment Agreement between the Bank and Kenneth Jones

         13 Portions of the Annual Report to Stockholders for the Fiscal Year Ended June 30, 2001

         21       Subsidiaries of the Registrant

----------------
* Incorporated by reference to the Corporation's Registration Statement on Form S-1 (33-52308) filed with the Securities and Exchange Commission on September 23, 1992.
** Incorporated by reference to the Corporation's Annual Report on Form 10-KSB for the fiscal year ended June 30, 2000.


     (B)   REPORTS ON FORM 8-K.
           -------------------

     None.

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       HFB FINANCIAL CORPORATION


September 28, 2001                     By: /s/ David B. Cook
                                           ------------------------------------
                                           David B. Cook
                                           President and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


/s/ David B. Cook                                   September 28, 2001
-----------------
David B. Cook
President and Chief Executive Officer
and Director
(Principal Executive Officer)


/s/ Stanley Alexander, Jr.                          September 28, 2001
--------------------------
Stanley Alexander, Jr.
Chief Financial Officer
(Principal Financial and Accounting Officer)

/s/ Kenneth Jones                                   September 28, 2001
-----------------
Kenneth Jones
Chief Operating Officer

/s/ E.W. Nagle                                      September 28, 2001
--------------
E. W. Nagle
Director


/s/ Frank W. Lee                                    September 28, 2001
----------------
Frank W. Lee
Secretary-Treasurer and Director


/s/ Frances Coffey Rasnic                           September 28, 2001
-------------------------
Frances Coffey Rasnic
Director


/s/ Charles Harris                                  September 28, 2001
------------------
Charles Harris
Director


/s/ Earl Burchfield                                 September 28, 2001
-------------------
Earl Burchfield
Director


/s/ Robert V. Costanzo                              September 28, 2001
----------------------
Robert V. Costanzo
Director