Form 10QSB
period 2001-09-30
HFB FINANCIAL CORP
filed 2001-11-14
CIK 892157

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                 FORM 10-QSB[X]

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934



                For the quarterly period ended September 30, 2001

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
Middlesboro, Kentucky 40965


Indicate by check mark whether the registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___.


The number of shares of the registrant's $1 par value common stock outstanding at November 13, 2001 was 1,296,854.


There are a total of 12 pages filed in this document.

                            HFB FINANCIAL CORPORATION

                                    I N D E X
                                    ---------

                                                                         PAGE NO
                                                                         -------
PART 1 - FINANCIAL INFORMATION


     ITEM 1.    FINANCIAL STATEMENTS
                                                                            3
                Consolidated Balance sheet

                Consolidated Statement of Income                            4

                Consolidated Statement of Stockholders' Equity              5

                Consolidated Statement of Cash Flows                        6

                Notes to Consolidated Financial Statements                7-8

       ITEM 2.  MANAGEMENT'S' DISCUSSION AND ANALYSIS OF
                FINANCIAL CONDITION AND RESULTS OF OPERATIONS            9-10

PART 11 - OTHER INFORMATION                                                11

SIGNATURES                                                                 12

                    HFB FINANCIAL CORPORATION AND SUBSIDIARY
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                   (UNAUDITED)

                                                                              SEPTEMBER 30,           JUNE 30,
                                                                                   2001                 2001
ASSETS
     Cash and cash equivalents                                                  $ 9,567,171         $ 13,887,788
     Trading securities                                                             562,448            1,049,327

     Investment securities available for sale                                    65,845,975           57,109,780
     Loans                                                                      139,892,381          137,581,692
         Allowance for loan losses                                                 (735,523)            (718,267)
                                                                          ------------------   ------------------
                Net loans                                                       139,156,858          136,863,425
     Premises and equipment                                                       4,642,164            4,642,655
     Federal Home Loan Bank stock                                                 1,555,000            1,527,400
     Interest Receivable                                                          1,685,317            1,790,607
     Other assets                                                                   595,947              533,607
                                                                          ------------------   ------------------

              Total assets                                                    $ 223,610,880        $ 217,404,589
                                                                          ==================   ==================

LIABILITIES
     Deposits
         Interest bearing                                                     $ 184,247,212        $ 177,316,986
         Non-interest bearing                                                     2,168,100            4,631,492
                                                                          ------------------   ------------------
              Totals                                                            186,415,312          181,948,478
     Short term borrowings                                                                -                    -
     Long term debt                                                              12,433,021           12,452,796
     Interest payable                                                             1,754,696              962,143
     Other liabilities                                                            1,985,987            1,572,344
                                                                          ------------------   ------------------
              Total liabilities                                                 202,589,016          196,935,761
                                                                          ------------------   ------------------

STOCKHOLDERS' EQUITY
     Issued and outstanding - 1,579,582, respectively                             1,579,582            1,579,582
     Additional paid-in-capital                                                   8,729,990            8,729,990
     Less: Common stock acquired by Rabbi trusts for deferred
                 compensation plans                                                (488,102)            (488,102)
     Treasury stock, at cost, 282,728 shares, respectively                       (2,484,267)          (2,484,267)
     Retained earnings                                                           12,917,726           12,839,997
     Accumulated other comprehensive income                                         766,935              291,628
                                                                          ------------------   ------------------
              Total stockholders' equity                                         21,021,864           20,468,828
                                                                          ------------------   ------------------

              Total liabilities and stockholders' equity                      $ 223,610,880        $ 217,404,589
                                                                          ==================   ==================

See notes to condensed consolidated financial statements.

                    HFB FINANCIAL CORPORATION AND SUBSIDIARY
                        CONSOLIDATED STATEMENT OF INCOME
                                   (Unaudited)
                                                       THREE-MONTHS ENDED
                                                           SEPTEMBER 30,
                                                      2001            2000
Interest Income
   Loans receivable                                $2,926,681      $2,758,211
   Investment securities                              895,982       1,048,091
   Other dividend income                                3,464           6,984
   Deposits with financial institutions                85,595          14,029
                                                   ----------      ----------
            Total interest income                   3,911,722       3,827,315
                                                   ----------      ----------

INTEREST EXPENSE
   Deposits                                         2,179,567       2,163,320
   Short term borrowings                                   --           1,540
   Long term debt                                     171,411         172,501
                                                   ----------      ----------
            Total interest expense                  2,350,978       2,337,361
                                                   ----------      ----------

NET INTEREST INCOME                                 1,560,744       1,489,954
   Provision for loan losses                           37,500          22,500
                                                   ----------      ----------

NET INTEREST INCOME AFTER
  PROVISION FOR LOAN LOSSES                         1,523,244       1,467,454
                                                   ----------      ----------

OTHER INCOME
   Service charges for deposit accounts               164,902         129,457
   Other customer fees                                 22,841          16,742
   Net gain on trading securities                       9,450          61,543
   Net realized gain on sales of
    available for sale securities                       6,053              --
   Other income                                        22,674          12,057
                                                   ----------      ----------
            Total other income                        225,920         219,799
                                                   ----------      ----------

OTHER EXPENSES
   Salaries and employee benefits                     613,880         517,748
   Net occupancy expenses                              95,391          88,175
   Equipment expenses                                 115,455          91,738
   Data processing fees                                59,414          67,569
   Deposit insurance expense                            8,321           8,705
   Legal and professional fees                         59,437          67,731
   Advertising                                         60,000          41,653
   State franchise and deposit taxes                   43,875          45,886
   Other expenses                                     219,595         249,102
                                                   ----------      ----------
            Total other expenses                    1,275,368       1,178,307
                                                   ----------      ----------

INCOME BEFORE INCOME TAX                              473,796         508,946
   Income tax expense                                 149,665         175,236
                                                   ----------      ----------

NET INCOME                                         $  324,131      $  333,710
                                                   ==========      ==========

BASIC EARNINGS PER SHARE                               $ 0.25          $ 0.26
DILUTED EARNINGS PER SHARE                             $ 0.25          $ 0.26

See notes to condensed consolidated financial statements.

                    HFB FINANCIAL CORPORATION AND SUBSIDIARY
            CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                      THREE-MONTHS ENDED SEPTEMBER 30, 2001
                                   (UNAUDITED)

                                                                                                     ACCUMULATED
                                       ADDITIONAL                            COMPRE-                    OTHER            TOTAL
                              COMMON    PAID-IN     RABBI      TREASURY      HENSIVE   RETAINED     COMPREHENSIVE    STOCKHOLDERS'
                              STOCK     CAPITAL     TRUSTS      STOCK        INCOME    EARNINGS         INCOME           EQUITY
                            ------------------------------------------------------------------------------------------------------
Balances, June 30, 2001     $1,579,582  $8,729,990 ($488,102) ($2,484,267)            $12,839,997      $291,628      $20,468,828

Net income                                                                  $324,131      324,131                        324,131

Other comprehensive
 income, net of tax

  Unrealized gain
    on securities                                                            475,307                    475,307          475,307
                                                                            --------

Comprehensive income                                                        $799,438
                                                                            ========

Cash dividend declared
  ($.19 per share)                                                                       (246,402)                      (246,402)
                            ----------------------------------------------            --------------------------------------------

BALANCES, SEPTMBER 30, 2001 $1,579,582  $8,729,990 ($488,102) ($2,484,267)            $12,917,726      $766,935      $21,021,864
                            ==============================================            ============================================

See notes to condensed consolidated financial statements.

            HFB FINANCIAL CORPORATION AND SUBSIDIARY
         CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

                                                                    THREE-MONTHS ENDED
                                                                       SEPTMBER 30,
                                                                     2001            2000
Operating Activities
    Net cash provided by operating activities                   $  2,012,148    $  1,899,953
                                                                ------------    ------------

INVESTING ACTIVITIES
    Purchases of securities available for sale                   (31,946,008)       (500,000)
    Proceeds from maturities of securities available for sale     14,788,132         527,877
    Proceeds  from sales of securities available for sale          9,128,907              --
    Proceeds from maturities of securities held to maturity               --         588,998
    Net change in loans                                           (2,396,267)     (2,383,098)
    Purchases of premises and equipment                             (108,186)       (609,249)
                                                                ------------    ------------
       Net cash used by investing activities                     (10,533,422)     (2,375,472)
                                                                ------------    ------------

FINANCING ACTIVITIES
    Net change in
      Non interest-bearing, interest-bearing and
       savings deposits                                              707,218        (879,180)
      Certificates of deposit                                      3,759,616       1,926,117
      Short term borrowings                                               --         475,000
    Repayment of long term debt                                      (19,775)        (18,252)
    Cash dividends                                                  (246,402)       (246,838)
    Proceeds from exercise of options on common stock                     --          24,000
    Purchase of treasury stock                                            --         (11,874)
                                                                ------------    ------------
       Net cash provided by financing activities                   4,200,657       1,268,973
                                                                ------------    ------------

NET CHANGE IN CASH AND CASH EQUIVALENTS                           (4,320,617)        793,454

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                    13,887,788       3,171,389
                                                                ------------    ------------

CASH AND CASH EQUIVALENTS, END OF PERIOD                        $  9,567,171    $  3,964,843
                                                                ============    ============

ADDITIONAL CASH FLOWS INFORMATION
    Interest paid                                               $  1,558,425    $  1,433,149
    Income tax paid                                                   29,420           1,812

See notes to condensed consolidated financial statements.

                            HFB FINANCIAL CORPORATION

        Notes to Condensed Consolidated Financial Statements (Unaudited)

1.   BASIS OF PRESENTATION

          The unaudited condensed consolidated financial information for the three month periods ended September 30, 2001 and 2000 includes the results of operations of HFB Financial Corporation (the "Company") and its wholly owned subsidiary Home Federal Bank, Federal Savings Bank ("Home Federal" or the "Bank"). The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial statements and with the instructions to Form 10-QSB. These statements and notes should be read in conjunction with the financial statements and notes thereto included in the Company's annual report for the year ended June 30, 2001 on Form 10-KSB filed with the Securities and Exchange Commission.

          In the opinion of management, the financial information reflects all adjustments (consisting only of normal recurring adjustments), which are necessary for a fair presentation of the results of operations for such periods but should not be considered as indicative of results for a full year.

2.   NONPERFORMING ASSETS AND PROBLEM ASSETS

          The following sets forth the activity in the Bank's allowance for loan losses for the three-months ended September 30, 2001 and 2000:

                                                          (Dollars in thousands)

                                                                  2001    2000
                                                                  ----    ----

  Balance July 1                                                  $718    $645
  Charge offs                                                     (20)      (6)
  Recoveries                                                         -       1
  Provision for loan losses                                         38      23
                                                                    --      --
  Balance September 30                                            $736    $663

  Information on impaired loans is summarized below

  AT SEPTEMBER 30                                                 2001
                                                                  ----

  Impaired loans with an allowance                              $1,521

  Allowance for impaired loans (included in the Company's         $152
      Allowance for loan losses)



  THREE-MONTHS ENDED SEPTEMBER                                    2001
                                                                  ----

  Average balance of impaired loans                             $1,454
  Interest income recognized on impaired loans                      $0
  Cash-basis interest received                                      $0

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

Home  Federal  Bank  has  branch  offices  in  Harlan,  Kentucky  and  Tazewell,
Tennessee.


FINANCIAL CONDITION

The Corporation's assets increased by 2.85% to $223.6 million at September 30, 2001 compared to $217.4 million at June 30, 2001.

Cash and cash equivalents decreased by $4.3 million to $9.6 million at September 30, 2001 from $13.9 million at June 30, 2001. This decrease was primarily due to increases in the Banks investment portfolio.

The Corporation maintains a portfolio of trading-account securities, which is comprised of common stock of other financial institutions. The balance of the portfolio was $562,000 at September 30, 2001 compared to $1.0 million at June 30, 2001. This decrease was primarily attributable to the sale of securities.

The Corporation's loan portfolio increased by $2.3 million to $139.2 million at September 30, 2001 from $136.9 million at June 30, 2001 due to an increased effort to market loans. The Corporation continues to maintain a high percentage of its loan portfolio in 1-4 family residential mortgage loans.

At September 30, 2001, the allowance for loan losses was $736,000 or .53% of loans receivable compared to $718,000 or .52% of loans receivable at June 30, 2001.

Total deposits increased by $4.5 million to $186.4 million at September 30, 2001 from $181.9 million at June 30, 2001. During the three-months ended September 30, 2001, certificates of deposit increased $3.7 million, while NOW accounts and savings deposits increased $800,000.

The Bank's regulatory liquidity ratio was 35.1% at September 30, 2001 as compared to 36.2% at June 30, 2001. At September 30, 2001 the Bank met all the regulatory capital requirements to be considered "well capitalized" under bank regulations. Tangible, core and risk-based capital ratios were 8.4%, 8.4% and 15.2% respectively at September 30, 2001 as compared to 8.7%, 8.7% and 15.7% respectively, at June 30, 2001.


RESULTS OF OPERATIONS FOR THE THREE-MONTHS ENDED SEPTEMBER 30, 2001 AND 2000

Net income decreased by $10,000 to $324,000 for the three-month period ended September 30, 2001 from $334,000 for the three-month period ended September 30, 2000. The primary reasons for the decrease were a $71,000 increase in net interest income, a $15,000 increase in provision for loan losses, an increase of $9,000 in non-interest income, an increase of $100,000 in non-interest expense, and a $25,000 decrease in income tax expense.

Net interest income increased by $71,000 for the three-month period ended September 30, 2001 as compared to the three-month period ended September 30, 2000, primarily as the result of higher loan volume during the quarter ended September 30, 2001.

Interest on loans increased by $169,000 to $2.927 million for the three-month period ended September 30, 2001 as compared to $2.758 million for the three-month period ended September 30, 2000. This increase is mainly attributable to a higher volume of loans during the quarter ended September 30, 2001.

Interest on investment securities and other dividend income decreased by $156,000 to $899,000 for the three-month period ended September 30, 2001 from $1.055 million for the three-month period ended September 30, 2000. This decrease is primarily the result of the current low interest rate environment.

Interest on deposits with other financial institutions increased by $72,000 to $86,000 for the three-month period ended September 30, 2001 from $14,000 for the three-month period ended September 30, 2000 primarily due to a higher level of interest-bearing cash balances.

Interest on deposits increased by $17,000 to $2.180 million for the three-month period ended September 30, 2001 from $2.163 million for the three-month period ended September 30, 2000 as a result of higher volumes. A lower cost of funds helped mitigate the impact of increased interest expense.

Interest on long term debt and short-term borrowings decreased by $3,000 to $171,000 for the three-month period ended September 30, 2001 from $174,000 for the three-month period ended September 30, 2000 primarily due to a lower level of debt during the period ended September 30, 2001.

The provision for loan losses increased $15,000 for the three-month period ended September 30, 2001 as compared to the same period in 2000. The provision was the result of Management's evaluation of the adequacy of the allowance for loan losses including consideration of recoveries of loans previously charged off, the perceived risk exposure among loan types, actual loss experience, delinquency rates, and current economic conditions. The Bank's allowance for loan losses as a percent of total loans at September 30, 2001 was .53%.

The Corporation's non-interest income increased by $6,000 to $226,000 for the three-month period ended September 30, 2001 as compared to $220,000 for the same period in 2000. The increase was primarily attributable to a decrease in trading account realized and unrealized gains and gains on the sale of securities available for sale of $46,000, an increase of $35,000 in service charges on deposit accounts and a $17,000 increase in other customer fees and other income. The Corporation has a portfolio of approximately $562,000 in common stock of other financial institutions. The market value of these stocks has fluctuated substantially during the past year, due to market volatility.

Non-interest expense increased by $97,000 to $1.275 million for the three-month period ended September 30, 2001 as compared to $1.178 million for the same period in 2000. Compensation and benefits increased by $96,000 to $614,000 for the three-month period ended September 30, 2001 as compared to $518,000 for the same period in 2000. This increase is primarily attributable to a general increase in salaries and wages of $58,000 and an increase of $38,000 in the cost of funding the Banks' retirement plan.

Occupancy expense increased by $7,000 to $95,000 for the three-month period ended September 30, 2001 compared to $88,000 for the same period in 2000.

Equipment expense increased by $23,000 to $115,000 for the three-month period ended September 30, 2001 compared to $92,000 for the same period in 2000, primarily due to the increased depreciation expense related to the purchase of new computer and communications equipment.

Data processing fees decreased by $9,000 to $59,000 for the three-month period ended September 30, 2001 from $68,000 for the three-month period ended September 30, 2000, primarily due to a greater level of efficiency achieved during the period ended September 30, 2001.

Legal and professional fees decreased by $9,000 to $59,000 for the three-month period ended September 30, 2001 from $68,000 for the three-month period ended September 30, 2000, primarily due to legal expenses incurred in the Company's listing on the Nasdaq SmallCap Market during the quarter ended September 30, 2000.

Advertising expense increased by $18,000 to $60,000 for the three-month period ended September 30, 2001 as compared to $42,000 for the three-months ended September 30, 2000, primarily due to a higher level of advertising during the period.

Other expenses decreased by $29,000 to $220,000 for the three-month period ended September 30, 2001 from $249,000 for the three-month period ended September 30, 2000, primarily as the result of a $13,000 decrease in REO expense.

Income tax expense decreased by $25,000 to $150,000 for the three-month period ended September 30, 2001 compared to $175,000 for the three-months ended September 30, 2000 due to lower earnings.

                            HFB FINANCIAL CORPORATION

                                     PART II

                                OTHER INFORMATION


ITEM 1.   LEGAL PROCEEDINGS

             None

ITEM 2.   CHANGES IN SECURITIES

             None

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

             None

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE
             OF SECURITY HOLDERS

          a. The Corporation held its annual meeting of Stockholders on October 17, 2001.

          b.   Not Applicable

          c. At the Annual Meeting, shareholders voted on the following matters:

               (1) The election of the following persons to three-year terms as directors of the Corporation:

                        Nominees                     For            Withheld
                        --------                     ---            --------

                       Robert V. Costanzo         999,387            94,000
                       Kenneth V. Jones           999,387            94,000

               As a result, all were elected as directors of the Corporation for terms to expire in 2004

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



                                  HFB FINANCIAL CORPORATION

                                     By: /s/ David B. Cook
                                         -----------------------------------
                                         David B. Cook
                                         President and
                                         Chief Executive Officer



                                      By: /s/ Stanley Alexander, Jr.
                                          ----------------------------------
                                          Stanley Alexander, Jr.
                                          Chief Financial Officer


Dated: November 13, 2001