Form 10QSB
period 2001-12-31
HFB FINANCIAL CORP
filed 2002-02-13
CIK 892157

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                 [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended December 31, 2001

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

The number of shares of the registrant's $1 par value common stock outstanding at February 13, 2002 was 1,296,854.

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

                    HFB FINANCIAL CORPORATION AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEET
                                   (UNAUDITED)

                                                                 DECEMBER 31,       JUNE 30,
                                                                    2001              2001
ASSETS
     Cash and cash equivalents                                  $  13,594,073    $  13,887,788
     Trading securities                                                    --        1,049,327
     Investment securities, available for sale                     62,255,664       57,109,780
     Loans                                                        141,628,404      137,581,692
         Allowance for loan losses                                   (779,543)        (718,267)
                                                                -------------    -------------
                Net loans                                         140,848,861      136,863,425
     Premises and equipment                                         4,542,876        4,642,655
     Federal Home Loan Bank stock                                   1,582,400        1,527,400
     Interest Receivable                                            1,660,392        1,790,607
     Other assets                                                     553,780          533,607
                                                                -------------    -------------
              Total assets                                      $ 225,038,046    $ 217,404,589
                                                                =============    =============
LIABILITIES
     Deposits
         Interest bearing                                       $ 186,540,007    $ 177,316,986
         Non-interest bearing                                       2,565,697        4,631,492
                                                                -------------    -------------
              Totals                                              189,105,704      181,948,478
     Long term debt                                                12,412,844       12,452,796
     Interest payable                                                 919,833          962,143
     Other liabilities                                              1,622,278        1,572,344
                                                                -------------    -------------
              Total liabilities                                   204,060,659      196,935,761
                                                                -------------    -------------

STOCKHOLDERS' EQUITY
     Issued and outstanding - 1,579,582 shares, respectively        1,579,582        1,579,582
     Additional paid-in-capital                                     8,729,990        8,729,990
     Less: Common stock acquired by Rabbi trusts for deferred
                 compensation plans                                  (488,102)        (488,102)
     Treasury stock, at cost, 282,728 shares, respectively         (2,484,267)      (2,484,267)
     Retained earnings                                             13,335,998       12,839,997
     Accumulated other comprehensive loss                             304,186          291,628
                                                                -------------    -------------
              Total stockholders' equity                           20,977,387       20,468,828
                                                                -------------    -------------

              Total liabilities and stockholders' equity        $ 225,038,046    $ 217,404,589
                                                                =============    =============

See notes to consolidated financial statements.

                    HFB FINANCIAL CORPORATION AND SUBSIDIARY
                        CONSOLIDATED STATEMENT OF INCOME
                                   (Unaudited)

                                               THREE-MONTHS ENDED           SIX-MONTHS ENDED
                                                  DECEMBER 31,                 DECEMBER 31,
                                           -------------------------    -------------------------
                                                2001         2000           2001          2000
INTEREST INCOME
   Loans receivable                        $ 2,957,886   $ 3,022,776    $ 5,884,567   $ 5,780,987
   Investment securities                       837,076       961,053      1,693,935     1,981,056
   Other dividend income                        41,749        35,450         84,336        70,522
   Deposits with financial institutions         40,423        25,584        126,018        39,613
                                           -----------   -----------    -----------   -----------
            Total interest income            3,877,134     4,044,863      7,788,856     7,872,178
                                           -----------   -----------    -----------   -----------

INTEREST EXPENSE
   Deposits                                  1,938,881     2,214,452      4,118,448     4,377,771
   Short term borrowings                            --            --             --            --
   Long term debt                              171,007       175,109        342,418       349,151
                                           -----------   -----------    -----------   -----------
            Total interest expense           2,109,888     2,389,561      4,460,866     4,726,922
                                           -----------   -----------    -----------   -----------

NET INTEREST INCOME                          1,767,246     1,655,302      3,327,990     3,145,256
   Provision for loan losses                    47,500        22,480         85,000        44,980
                                           -----------   -----------    -----------   -----------

NET INTEREST INCOME AFTER
  PROVISION FOR LOAN LOSSES                  1,719,746     1,632,822      3,242,990     3,100,276
                                           -----------   -----------    -----------   -----------

OTHER INCOME
   Service charges for deposit accounts        197,082       146,879        361,985       273,807
   Other customer fees                          34,239        19,527         57,080        33,298
   Net gain (loss) on trading securities        11,977        70,619         21,426       132,162
   Net realized gain (loss) on sales of
    available for sale securities                   --          (670)         6,053          (670)
   Other income                                 19,503         3,479         42,178        15,536
                                           -----------   -----------    -----------   -----------
            Total other income                 262,801       239,834        488,722       454,133
                                           -----------   -----------    -----------   -----------

OTHER EXPENSES
   Salaries and employee benefits              650,245       531,195      1,264,125     1,048,943
   Net occupancy expenses                       94,327        81,356        189,718       169,530
   Equipment expenses                          129,919        98,768        245,374       190,507
   Data processing fees                         57,984        67,090        117,398       134,659
   Deposit insurance expense                     8,319         8,712         16,640        17,418
   Legal and professional fees                  90,096        48,323        149,533       116,054
   Advertising                                  60,514        49,358        120,514        98,527
   State franchise and deposit taxes            44,300        42,431         88,176        88,317
   Other expenses                              222,346       257,434        441,941       493,519
                                           -----------   -----------    -----------   -----------
            Total other expenses             1,358,050     1,184,667      2,633,419     2,357,474
                                           -----------   -----------    -----------   -----------

INCOME BEFORE INCOME TAX                       624,497       687,989      1,098,293     1,196,935
   Income tax expense                          206,225       237,398        355,890       412,634
                                           -----------   -----------    -----------   -----------

NET INCOME                                 $   418,272   $   450,591    $   742,403   $   784,301
                                           ===========   ===========    ===========   ===========

BASIC EARNINGS PER SHARE                        $ 0.32        $ 0.35         $ 0.57        $ 0.61
DILUTED EARNINGS PER SHARE                      $ 0.32        $ 0.35         $ 0.57        $ 0.60

See notes to consolidated financial statements.

                    HFB FINANCIAL CORPORATION AND SUBSIDIARY
            CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                       SIX-MONTHS ENDED DECEMBER 31, 2001
                                  (UNAUDITED)

                                                                                                            ACCUMULATED
                                            ADDITIONAL                            COMPRE-                     OTHER        TOTAL
                                  COMMON     PAID-IN     RABBI      TREASURY     HENSIVE     RETAINED    COMPREHENSIVE STOCKHOLDERS'
                                  STOCK      CAPITAL    TRUSTS       STOCK        INCOME     EARNINGS    INCOME (LOSS)    EQUITY
                                 ---------------------------------------------------------------------------------------------------
Balances, June 30, 2001          $1,579,582  $8,729,990 ($488,102) ($2,484,267)             $12,839,997    $291,628     $20,468,828

Net income                                                                       $742,404       742,403                     742,403

Other comprehensive
  income, net of tax

  Unrealized gain on securities                                                    12,558                    12,558          12,558
                                                                                ----------

Comprehensive income                                                             $754,962
                                                                                ==========

Cash dividend declared
  ($.19 per share)                                                                             (246,402)                   (246,402)
                                 -----------------------------------------------           -----------------------------------------

BALANCES, DECEMBER 31, 2001      $1,579,582  $8,729,990 ($488,102) ($2,484,267)             $13,335,998    $304,186     $20,977,387
                                 ===============================================           =========================================

See notes to consolidated financial statements.

                    HFB FINANCIAL CORPORATION AND SUBSIDIARY
                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                                                     SIX-MONTHS ENDED
                                                                       DECEMBER 31,
                                                                ----------------------------
                                                                    2001            2000
                                                                    ----            ----
OPERATING ACTIVITIES
    Net cash provided by operating activities                   $  2,336,759    $  1,257,711
                                                                ------------    ------------

INVESTING ACTIVITIES
    Purchases of securities available for sale                   (40,374,291)       (500,000)
    Proceeds from maturities of securities available for sale     25,997,383       1,340,949
    Proceeds  from sales of securities available for sale          9,128,907       3,649,998
    Proceeds from maturities of securities held to maturity               --       1,643,580
    Net change in loans                                           (4,135,770)     (7,269,914)
    Purchases of premises and equipment                             (117,575)       (828,595)
                                                                ------------    ------------
       Net cash used by investing activities                      (9,501,346)     (1,963,982)
                                                                ------------    ------------

FINANCING ACTIVITIES
    Net change in
      Non interest-bearing, interest-bearing and
       savings deposits                                            1,258,206         223,600
      Certificates of deposit                                      5,899,020       1,926,116
      Short term borrowings                                               --        (400,000)
    Repayment of long term debt                                      (39,952)        (36,872)
    Cash dividends                                                  (246,402)       (246,838)
    Proceeds from exercise of options on common stock                     --          24,000
    Purchase of treasury stock                                            --         (39,964)
                                                                ------------    ------------
       Net cash provided by financing activities                   6,870,872       1,450,042
                                                                ------------    ------------

NET CHANGE IN CASH AND CASH EQUIVALENTS                             (293,715)        743,771

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                    13,887,788       3,171,389
                                                                ------------    ------------

CASH AND CASH EQUIVALENTS, END OF PERIOD                        $ 13,594,073    $  3,915,160
                                                                ============    ============

ADDITIONAL CASH FLOWS INFORMATION
    Interest paid                                               $  4,160,758    $  4,735,390
    Income tax paid                                                  307,432         261,812

See notes to consolidated financial statements.

                            HFB FINANCIAL CORPORATION
             Notes to Consolidated Financial Statements (Unaudited)

1.   BASIS OF PRESENTATION

     The unaudited consolidated financial information for the three and six-month periods ended December 31, 2001 and 2000 includes the results of operations of HFB Financial Corporation (the "Company") and its wholly owned subsidiary Home Federal Bank Corporation ("Home Federal" or the "Bank"). The accompanying unaudited financial statements have been prepared in accordance with accounting principles accepted in the United States for interim financial statements and with the instructions to Form 10-QSB. It is suggested that these statements and notes be read in conjunction with the financial statements and notes thereto included in the Company's annual report for the year ended June 30, 2001 on Form 10-KSB filed with the Securities and Exchange Commission.

     In the opinion of management, the financial information reflects all adjustments (consisting only of normal recurring adjustments), which are necessary for a fair presentation of the results of operations for such periods but should not be considered as indicative of results for a full year.


2.   NON-PERFORMING LOANS AND PROBLEM ASSETS

     The following sets forth the activity in the Company's allowance for loan losses for the six-months ended December 31, 2001 and 2000:

                                                      (Dollars in thousands)

                                                        2001            2000
                                                        ----  -         ----

           Balance July 1                               $718            $645
           Charge offs                                  (23)            (10)
           Recoveries                                      -               1
           Provision for loan losses                      85              45
                                                          --              --
           Balance December 31                          $780            $681
                                                 ============    ============

           Information on impaired loans is summarized below

           AT DECEMBER 31                                                  2001
                                                                           ----

           Impaired loans with an allowance                              $2,198

           Allowance for impaired loans (included in the Company's
               allowance for loan losses)                                  $224

           SIX-MONTHS ENDED DECEMBER 31                                    2001
                                                                           ----

           Average balance of impaired loans                             $1,826
           Interest income recognized on impaired loans                      $0
           Cash-basis interest received                                      $0

3.   RECLASSIFICATIONS

     Reclassifications of certain amounts in the December 31, 2000 consolidated statement have been made to conform to the December 31, 2001 presentation.

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

The Bank is principally engaged in the business of accepting deposits from the general public and originating permanent loans, which are secured by one-to-four family residential properties located in its market area. The Bank also originates consumer loans and commercial real estate loans, and maintains a substantial investment portfolio of mortgage-backed and other investment securities. During the quarter ended December 31, 2001, the Bank converted from a federal thrift charter to a state chartered commercial bank as a means for management to focus more on commercial lending and other activities permissible for commercial banks.

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

FINANCIAL CONDITION

The Corporation's assets increased by 3.50% to $225.0 million at December 31, 2001 compared to $217.4 million at June 30, 2001. The majority of this increase is reflected in increases in loans and investments. These increases were financed primarily by an increase in deposits and a decrease in trading account securities.

In the past, the Company has maintained a portfolio of trading account securities, which was comprised of common stock of other financial institutions. The portfolio was totally liquidated during the quarter ended December 31, 2001 compared to $1.049 million at June 30, 2001.

Investment securities, available for sale, increased $5.2 million to $62.3 million at December 31, 2001 from $57.1 million at June 30, 2001 primarily as the result of liquidity from an increase in deposits and the liquidation of trading account securities.

Loans, net, increased by $3.9 million to $140.8 million at December 31, 2001 from $136.9 million at June 30, 2001 as the result of continued mortgage loan demand and an increase in participation loans. The Company continues to maintain a high percentage of its loan portfolio in adjustable-rate residential mortgages.

At December 31, 2001, the allowance for loan losses was $780,000 or .55% of loans receivable compared to $718,000 or .52 of loans receivable at June 30, 2001.

Total deposits increased by $7.2 million to $189.1 million at December 31, 2001 from $181.9 million at June 30, 2001. During the six-months ended December 31, 2001, certificates of deposit increased $5.9 million and NOW accounts and savings deposits increased $1.3 million. Competition for deposits in the local market has eased considerably over last quarter due to decreased loan demand and increased liquidity in the market.

The Bank's regulatory liquidity ratio was 34.4% at December 31, 2001 as compared to 36.2% at June 30, 2001. At December 31, 2001 the Bank met all the regulatory capital requirements to be considered "well capitalized" under bank regulations. Tangible, core and risk-based capital ratios were 8.5%, 8.5% and 15.7%
respectively at December 31, 2001 as compared to 8.7%, 8.7% and 15.7% respectively, at June 30, 2001.

RESULTS OF OPERATIONS FOR THE THREE-MONTHS ENDED DECEMBER 31, 2001 AND 2000

Net income decreased by $33,000 to $418,000 for the three-month period ended December 31, 2001 from $451,000 for the three-month period ended December 31, 2000. The primary reasons for the decrease were a $174,000 increase in other expense and a $25,000 increase in the provision for loan losses offset by a $112,000 increase in net interest income, a $23,000 increase in other income and a $31,000 decrease in income tax expense.

Interest income decreased by $168,000 for the three-month period ended December 31, 2001 as compared to the three-month period ended December 31, 2000, primarily a result of a lower weighted-average yield on earning assets. The lower average yields were the result of sharp declines in interest rates over the past 12 months.

Interest on loans decreased by $65,000 to $2.958 million for the three-month period ended December 31, 2001 as compared to $3.023 million for the three-month period ended December 31, 2000. This decrease is mainly attributable to a lower weighted-average yield on loans during the quarter ended December 31, 2001.

Interest on investment securities and other dividend income decreased by $118,000 to $879,000 for the three-month period ended December 31, 2001 from $997,000 million for the three-month period ended December 31, 2000. This decrease is primarily the result of a lower reinvestment rate on maturing investments.

Interest on deposits with other financial institutions increased by $15,000 to $40,000 for the three-month period ended December 31, 2001 from $25,000 for the three-month period ended December 31, 2000 primarily due to a higher level of interest-bearing deposits with financial institutions.

Similarly, interest expense on deposits decreased by $275,000 to $1.939 million for the three-month period ended December 31, 2001 from $2.214 million for the three-month period ended December 31, 2000 as a result of a significant drop in rates paid on deposit accounts.

Interest expense on long-term debt decreased by $4,000 to $171,000 for the three-month period ended December 31, 2001 from $175,000 for the three-month period ended December 31, 2000, primarily due to a slightly lower level of long-term debt.

The provision for loan losses increased $25,000 for the three-month period ended December 31, 2001 as compared to the same period in 2000. The provision was the result of management's evaluation of the adequacy of the allowance for loan losses including consideration of recoveries of loans previously charged off, the perceived risk exposure among loan types, actual loss experience, delinquency rates, and current economic conditions. The Bank's allowance for loan losses as a percent of total loans at December 31, 2001 was 0.55%.

Non-interest income increased by $23,000 to $263,000 for the three-month period ended December 31, 2001 as compared to $240,000 for the same period in 2000. The increase was primarily attributable to an increase of $50,000 in service charges on deposits and an increase of $31,000 in other customer fees and other income offset by a net decrease of $58,000 in gains on trading account securities and realized gains and losses on available for sale securities.

Non-interest expense increased by $173,000 to $1.358 million for the three-month period ended December 31, 2001 as compared to $1.185 million for the same period in 2000.

Compensation and benefits increased by $119,000 to $650,000 for the three-month period ended December 31, 2001 as compared to $531,000 for the three-months ended December 31, 2000 primarily as the result of a $75,000 increase in salaries, wages and commissions and an increase of $44,000 in the cost of funding the Banks retirement plan.

Occupancy expense increased by $13,000 to $94,000 for the three-months ended December 31, 2001 compared to $81,000 for the same period in 2000. This was primarily due to an increase of $10,000 in depreciation expense attributable to the addition of fixed assets over the past 12 months.

Equipment expense increased by $31,000 to $130,000 for the three-months ended December 31, 2001 from $99,000 for the three months-ended December 31, 2000 primarily due to an increase in depreciation expense of $15,000 and an increase of $17,000 in maintenance and repairs.

Data processing fees decreased by $9,000 to $58,000 for the three- months ended December 31, 2001 from $67,000 for the same period in 2000 as the result a more favorable contract negotiated with the Banks data processor.

Legal and professional fees increased by $42,000 to $90,000 for the three-month period ended December 31, 2001 from $48,000 for the three-month period ended December 31, 2000 primarily due to a higher level of consulting and legal services utilized in the three-months ended December 31, 2001.

Advertising expense increased by $12000 to $61,000 for the quarter ended December 31, 2001 compared to $49,000 for the quarter ended December 31, 2000 primarily due to a higher level of advertising activity in the current period.

State deposit and franchise taxes increased by $2,000 to $44,000 for the quarter ended December 31, 2001 compared to $42,000 for the quarter ended December 31, 2000 primarily due to a higher level of deposits in the current period

Other expenses decreased by $35,000 to $222,000 for the three-month period ended December 31, 2001 from $257,000 for the three-month period ended December 31, 2000, primarily due to decreases in telephone, postage, intangible amortization and other miscellaneous expenses.

Income tax expense decreased by $31,000 to $206,000 for the three-month period ended December 31, 2001 compared to $237,000 for the three-months ended December 31, 2000 due a lower level of taxable income.

RESULTS OF OPERATIONS FOR THE SIX-MONTHS ENDED DECEMBER 31, 2001 AND 2000

Net income decreased by $42,000 to $742,000 for the six-month period ended December 31, 2001 from $784,000 for the six-month period ended December 31, 2000. The primary reasons for the decrease were a $40,000 increase in provision for loan losses and a $276,000 increase in non-interest expense offset by a $183,000 increase in net interest income, a $35,000 increase in non-interest income and a $57,000 decrease in income tax expense.

Net interest income increased by $183,000 for the six-month period ended December 31, 2001 as compared to the six-month period ended December 31, 2000, primarily as the result of a higher volumes in the period ended December 31, 2001.

Interest on loans increased by $104,000 to $5.885 million for the six-month period ended December 31, 2001 as compared to $5.781 million for the six-month period ended December 31, 2000. This increase is mainly attributable to higher volume.

Interest on investment securities and other dividend income decreased by $274,000 to $1.778 million for the six-month period ended December 31, 2001 from $2.052 million for the six-month period ended December 31, 2000. This decrease is primarily the result of lower reinvestment rates on maturing securities.

Interest on deposits with other financial institutions increased by $86,000 to $126,000 for the six-months ended December 31, 2001 compared to $40,000 for the six-months ended December 31, 2000 primarily due to a higher average balance during the period ended December 31, 2001.

Interest expense on deposits decreased by $260,000 to $4.118 for the six-month period ended December 31, 2001 from $4.378 million for the six-month period ended December 31, 2000 as a result of a significantly lower cost of funds.

Interest expense on short term borrowings and long term debt decreased by $7,000 to an aggregate of $342,000 for the six-month period ended December 31, 2001 from an aggregate of $349,000 for the six-month period ended December 31, 2000 primarily due to lower levels of short-term borrowings.

The provision for loan losses increased by $40,000 to $85,000 for the six-month period ended December 31, 2001 as compared to $45,000 the same period in 2000. The provision was the result of management's evaluation of the adequacy of the allowance for loan losses including consideration of recoveries of loans previously charged off, the perceived risk exposure among loan types, actual loss experience, delinquency rates, and current economic conditions. The Bank's allowance for loan losses as a percent of total loans, net at December 31, 2001 was 0.55%.

The Bank's non-interest income increased by $35,000 to $489,000 for the six-month period ended December 31, 2001 as compared to $454,000 for the same period in 2000. The increase was mainly attributable to a decrease in gains on trading account securities and net gains on the sale of investment securities, available for sale of $104,000 offset by an $88,000 increase in service charges for deposit accounts and an increase of $50,000 in other customer fees and other income.

Non-interest expense increased by $276,000 to $2.633 million for the six-month period ended December 31, 2001 as compared to $2.357 million for the same period in 2000. Compensation and benefits increased by $215,000 to $1.264 million for the six-month period ended December 31, 2001 as compared to $1.049 million for the same period in 2000. This increase is primarily attributable to annual wage increases and an increase in the cost of funding the Banks retirement plan.

Occupancy expense increased by $20,000 to $190,000 for the six-month period ended December 31, 2001 compared to $170,000 for the same period in 2000. This increase was primarily due to a $17,000 increase in depreciation expense.

Equipment expense increased by $54,000 to $245,000 for the six-month period ended December 31, 2001 compared to $191,000 for the same period in 2000. This increase was mainly the result of higher deprecation associated with the purchase of new furniture and equipment over the past year.

Data processing fees decreased by $18,000 to $117,000 for the six-month period ended December 31, 2001 from $135,000 for the six-month period ended December 31, 2000 as the result a more favorable contract negotiated with the Banks data processor.

Legal and professional fees increased by $34,000 to $150,000 for the six-month period ended December 31, 2001 from $116,000 for the six-month period ended December 31, 2000 primarily due to a increase in consulting fees.

Advertising expense increased by $22,000 to $121,000 for the six-month period ended December 31, 2001 compared to $99,000 for the six-month period ended December 31, 2000 due to a higher level of advertising.

Other expenses decreased by $52,000 to $442,000 for the six-month period ended December 31, 2001 from $494,000 for the six-month period ended December 31, 2000 primarily as the result of decreases in telephone, postage, REO, intangible amortization and other miscellaneous expenses.

Income tax expense decreased by $57,000 to $356,000 for the six-month period ended December 31, 2001 compared to $413,000 for the six-months ended December 31, 2000 due to a lower level of taxable income.

                            HFB FINANCIAL CORPORATION

                                     PART II

                                OTHER INFORMATION


ITEM 1.   LEGAL PROCEEDINGS

             None

ITEM 2.   CHANGES IN SECURITIES

             None

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

             None

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE
             OF SECURITY HOLDERS

             No matters were submitted to a vote of Security Holders during the quarter ended December 31, 2001.

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


Dated: February 13, 2002