Form 10QSB
period 2002-03-31
HFB FINANCIAL CORP
filed 2002-05-14
CIK 892157

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                 [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended March 31, 2002

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

The number of shares of the registrant's $1 par value common stock outstanding at May 14, 2002 was 1,296,311.



There are a total of 14 pages filed in this document.

                            HFB FINANCIAL CORPORATION

                                   I N D E X
                                   ---------
                                                                         PAGE NO
PART I - FINANCIAL INFORMATION

  ITEM  1.  FINANCIAL STATEMENTS

            Condensed Consolidated Balance Sheets                              3

            Condensed Consolidated Statements of Income                        4

            Condensed Consolidated Statement of Stockholders' Equity           5

            Condensed Consolidated Statements of Cash Flows                    6

            Notes to Condensed Consolidated Financial Statements               7


  ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
           RESULTS OF OPERATIONS                                            8-12

PART II - OTHER INFORMATION                                                   13

SIGNATURES                                                                    14

                    HFB FINANCIAL CORPORATION AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS

                                                                  MARCH 31,         JUNE 30,
                                                                    2002              2001
                                                                 (UNAUDITED)
ASSETS
     Cash and cash equivalents                                  $   7,626,967    $  13,887,788
     Trading securities                                                    --        1,049,327
     Investment securities, available for sale                     71,316,491       57,109,780
     Loans                                                        150,496,168      137,581,692
         Allowance for loan losses                                   (854,757)        (718,267)
                                                                -------------    -------------
                Net loans                                         149,641,411      136,863,425
     Premises and equipment                                         4,472,653        4,642,655
     Federal Home Loan Bank stock                                   1,604,300        1,527,400
     Interest Receivable                                            1,621,181        1,790,607
     Other assets                                                   3,727,746          533,607
                                                                -------------    -------------
              Total assets                                      $ 240,010,749    $ 217,404,589
                                                                =============    =============
LIABILITIES
     Deposits
         Interest bearing                                       $ 193,664,020    $ 177,316,986
         Non-interest bearing                                       2,732,308        4,631,492
                                                                -------------    -------------
              Totals                                              196,396,328      181,948,478
     Long term debt                                                19,892,259       12,452,796
     Interest payable                                               1,317,021          962,143
     Other liabilities                                              1,587,777        1,572,344
                                                                -------------    -------------
              Total liabilities                                   219,193,385      196,935,761
                                                                -------------    -------------

STOCKHOLDERS' EQUITY
     Issued and outstanding - 1,584,513 and 1,579,582 shares        1,584,513        1,579,582
     Additional paid-in-capital                                     8,749,714        8,729,990
     Less: Common stock acquired by Rabbi trusts for deferred
                 compensation plans                                  (488,102)        (488,102)
     Treasury stock, at cost, 288,202 and 282,728 shares           (2,561,998)      (2,484,267)
     Retained earnings                                             13,553,149       12,839,997
     Accumulated other comprehensive gain/(loss)                      (19,912)         291,628
                                                                -------------    -------------
              Total stockholders' equity                           20,817,364       20,468,828
                                                                -------------    -------------

              Total liabilities and stockholders' equity        $ 240,010,749    $ 217,404,589
                                                                =============    =============

See notes to consolidated financial statements.

                    HFB FINANCIAL CORPORATION AND SUBSIDIARY
                   Condensed Consolidated Statements of Income
                                   (Unaudited)

                                                THREE-MONTHS ENDED           NINE-MONTHS ENDED
                                                     MARCH 31,                    MARCH 31,
                                                2002          2001            2002           2001
INTEREST INCOME
   Loans receivable                        $  2,932,744   $  2,971,662   $  8,817,311   $  8,752,650
   Investment securities                        909,413        890,081      2,603,349      2,871,137
   Other dividend income                         37,546         34,744        121,882        105,266
   Deposits with financial institutions          14,347         41,923        140,365         81,536
                                           ------------   ------------   ------------   ------------
            Total interest income             3,894,050      3,938,410     11,682,907     11,810,589
                                           ------------   ------------   ------------   ------------
INTEREST EXPENSE
   Deposits                                   1,722,564      2,230,252      5,841,013      6,608,024
   Short term borrowings                             --             --             --             --
   Long term debt                               226,490        168,885        568,916        518,036
                                           ------------   ------------   ------------   ------------
            Total interest expense            1,949,054      2,399,137      6,409,929      7,126,060
                                           ------------   ------------   ------------   ------------

NET INTEREST INCOME                           1,944,996      1,539,273      5,272,978      4,684,529
   Provision for loan losses                     76,808         30,000        161,808         74,980
                                           ------------   ------------   ------------   ------------

NET INTEREST INCOME AFTER
  PROVISION FOR LOAN LOSSES                   1,868,188      1,509,273      5,111,170      4,609,549
                                           ------------   ------------   ------------   ------------

OTHER INCOME
   Service charges for deposit accounts         175,636        156,431        537,622        430,238
   Other customer fees                           33,495         26,548         90,570         59,846
   Net gain (loss) on trading securities             --         22,656         27,484        154,818
   Net realized gain (loss) on sales of
    available for sale securities                    --             --             --           (670)
   Other income                                  73,612          3,212        115,789         18,748
                                           ------------   ------------   ------------   ------------
            Total other income                  282,743        208,847        771,465        662,980
                                           ------------   ------------   ------------   ------------

OTHER EXPENSES
   Salaries and employee benefits               652,898        576,377      1,917,023      1,625,320
   Net occupancy expenses                        95,100         78,455        284,818        247,985
   Equipment expenses                           132,534        104,768        377,908        295,275
   Data processing fees                          59,927         60,747        177,325        195,406
   Deposit insurance expense                      8,487          8,520         25,127         25,938
   Legal and professional fees                  128,699         53,124        278,232        169,178
   Advertising                                   60,000         65,544        180,514        164,072
   State franchise and deposit taxes             58,450         40,885        146,626        129,202
   Other expenses                               248,583        237,953        690,524        731,470
                                           ------------   ------------   ------------   ------------
            Total other expenses              1,444,678      1,226,373      4,078,097      3,583,846
                                           ------------   ------------   ------------   ------------

INCOME BEFORE INCOME TAX                        706,253        491,747      1,804,538      1,688,683
   Income tax expense                           228,736        165,645        584,626        578,279
                                           ------------   ------------   ------------   ------------

NET INCOME                                 $    477,517   $    326,102   $  1,219,912   $  1,110,404
                                           ============   ============   ============   ============

BASIC EARNINGS PER SHARE                         $ 0.37         $ 0.25         $ 0.94         $ 0.86
DILUTED EARNINGS PER SHARE                       $ 0.37         $ 0.25         $ 0.94         $ 0.85

See notes to condensed consolidated financial statements.

           HFB FINANCIAL CORPORATION AND SUBSIDIARY
   CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
               NINE-MONTHS ENDED MARCH 31, 2002

                                                                                                       ACCUMULATED
                                       ADDITIONAL                            COMPRE-                      OTHER           TOTAL
                             COMMON      PAID-IN     RABBI      TREASURY     HENSIVE     RETAINED     COMPREHENSIVE   STOCKHOLDERS'
                              STOCK      CAPITAL     TRUSTS      STOCK       INCOME      EARNINGS     INCOME (LOSS)       EQUITY
                            -------------------------------------------------------------------------------------------------------
Balances, June 30, 2001      $1,579,582  $8,729,990  ($488,102) ($2,484,267)              $12,839,997   $291,628      $20,468,828

Net income                                                                   $1,219,912     1,219,912                   1,219,912

Other comprehensive
  income, net of tax

  Unrealized loss on
     securities                                                                (311,540)                (311,540)        (311,540)
                                                                            ------------

Comprehensive income                                                           $908,372
                                                                            ============

Cash dividend declared
 ($.39 per share)                                                                            (506,760)                   (506,760)
                                                                                        --------------

Stock issued upon exercise
  of stock options                4,931      19,724                                                                        24,655

Purchase of treasury
  stock (5,474 shares)                                              (77,731)                                              (77,731)
                            ------------------------------------------------            ------------------------------------------

March 31, 2002 (UNAUDITED)   $1,584,513  $8,749,714  ($488,102) ($2,561,998)              $13,553,149   ($19,912)     $20,817,364
                            ================================================            ==========================================

See notes to condensed consolidated financial statements.

                    HFB FINANCIAL CORPORATION AND SUBSIDIARY
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (unaudited)

                                                                    NINE-MONTHS ENDED
                                                                         MARCH 31,
                                                                    2002            2001
Operating Activities
    Net cash provided by operating activities                   $    481,839    $  2,485,672
                                                                ------------    ------------
INVESTING ACTIVITIES
    Purchases of securities available for sale                   (59,476,462)     (5,719,570)
    Proceeds from maturities of securities available for sale     35,432,303       7,387,287
    Proceeds  from sales of securities available for sale          9,128,907       3,649,998
    Proceeds from maturities of securities held to maturity               --       3,547,264
    Net change in loans                                          (12,996,678)     (8,686,804)
    Purchases of premises and equipment                             (158,207)       (983,967)
                                                                ------------    ------------
       Net cash used by investing activities                     (28,070,137)       (805,792)
                                                                ------------    ------------
FINANCING ACTIVITIES
    Net change in
      Non interest-bearing, interest-bearing and
       savings deposits                                           (1,899,184)        137,835
      Certificates of deposit                                     16,347,034       4,659,581
      Short term borrowings                                               --        (400,000)
    Proceeds of long term debt                                     7,500,000
    Repayment of long term debt                                      (60,537)        (55,870)
    Cash dividends                                                  (506,760)       (493,240)
    Proceeds from exercise of options on common stock                 24,655          26,500
    Purchase of treasury stock                                       (77,731)        (45,901)
                                                                ------------    ------------
       Net cash provided by financing activities                  21,327,477       3,828,905
                                                                ------------    ------------

NET CHANGE IN CASH AND CASH EQUIVALENTS                           (6,260,821)      5,508,785

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                    13,887,788       3,171,389
                                                                ------------    ------------

CASH AND CASH EQUIVALENTS, END OF PERIOD                        $  7,626,967    $  8,680,174
                                                                ============    ============

ADDITIONAL CASH FLOWS INFORMATION
    Interest paid                                               $  6,055,051    $  6,340,283
    Income tax paid                                                  582,869         496,826

See notes to condensed consolidated financial statements.

                            HFB FINANCIAL CORPORATION
        Notes to Condensed Consolidated Financial Statements (Unaudited)

1.       BASIS OF PRESENTATION

         The unaudited condensed consolidated financial information for the three and nine-month periods ended March 31, 2002 and 2001 includes the results of operations of HFB Financial Corporation (the "Company") and its wholly owned subsidiary Home Federal Bank Corporation ("Home Federal" or the "Bank"). The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial statements and with the instructions to Form 10-QSB. Certain information and note disclosures normally included in the company's annual financial statements prepared in accordance with generally accepted accounting principles have condensed or omitted. It is suggested that these statements and notes be read in conjunction with the financial statements and notes thereto included in the Company's annual report for the year ended June 30, 2001 on Form 10-KSB filed with the Securities and Exchange Commission.

         In the opinion of management, the financial information reflects all adjustments (consisting only of normal recurring adjustments), which are necessary for a fair presentation of the results of operations for such periods but should not be considered as indicative of results for a full year.

         The condensed consolidated balance sheet of the Company as of June 30, 2001 has been derived from the audited consolidated balance sheet of the Company as of that date.

2.       NON-PERFORMING LOANS AND PROBLEM ASSETS

         The following sets forth the activity in the Company's allowance for loan losses for the nine-months ended March 31, 2002 and 2001:

                                                  (Dollars in thousands)

                                                       2002            2001
                                                       ----            ----

           Balance July 1                              $718            $645
           Charge offs                                 (25)            (22)
           Recoveries                                     -               1
           Provision for loan losses                    162              75
                                                        ---              --
           Balance March 31                            $855            $699
                                                ============    ============

           Information on impaired loans is summarized below

           AT MARCH 31                                                     2002
                                                                           ----

           Impaired loans with an allowance                              $2,203

           Allowance for impaired loans (included in the Company's
               allowance for loan losses)                                  $263

           NINE-MONTHS ENDED MARCH 31                                      2002
                                                                           ----

           Average balance of impaired loans                             $1,920
           Interest income recognized on impaired loans                      $0
           Cash-basis interest received                                      $0


3.       RECLASSIFICATIONS

         Reclassifications of certain amounts in the March 31, 2001 consolidated statement have been made to conform to the March 31, 2002 presentation.

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

FINANCIAL CONDITION

The Corporation's assets increased by 10.4% to $240.0 million at March 31, 2002 compared to $217.4 million at June 30, 2001. The majority of this increase is reflected in increases in loans and investments. These increases were financed primarily by increases in deposits and long-term borrowings and decreases in cash and due from banks and trading account securities.

Cash and due from banks decreased $6.3 million to $7.6 million at March 31, 2002 compared to $13.9 million at June 30, 2001. This decrease provided a portion of the funding used for increases in the loan and investment portfolios.

In the past, the Company has maintained a portfolio of trading account securities, which was comprised of common stock of other financial institutions. The portfolio was totally liquidated during the quarter ended December 31, 2001 compared to $1.049 million at June 30, 2001.

Investment securities, available for sale, increased $14.2 million to $71.3 million at March 31, 2002 from $57.1 million at June 30, 2001 primarily as the result of funding available from an increase in deposits, the liquidation of trading account securities and a decrease in cash and due from banks. During the quarter ended March 31, 2002, Management executed a leverage strategy, borrowing $7.5 million with maturities ranging from 2 to 4 years to purchase investment securities with similar maturities.

Loans, net, increased by $12.7 million to $149.6 million at March 31, 2002 from $136.9 million at June 30, 2001 as the result of continued mortgage loan demand and an increase in participation loans. The Company continues to maintain a high percentage of its loan portfolio in adjustable-rate residential mortgages.

At March 31, 2002, the allowance for loan losses was $854,000 or .57% of loans receivable compared to $718,000 or .52 of loans receivable at June 30, 2001.

Other assets increased $3.2 million to $3.7 million at March 31, 2002 from .5 million at June 30, 2001, primarily due to the payment of $2.7 million in premium for bank owned life insurance on key employees of the Bank. The Bank recognizes the periodic increase in the cash surrender value of these policies, net of costs, as income.

Total deposits increased by $14.5 million to $196.4 million at March 31, 2002 from $181.9 million at June 30, 2001. During the nine-months ended March 31, 2002, certificates of deposit increased $11.5 million and NOW accounts and savings deposits increased $3.0 million. Competition for deposits in the local market has eased considerably over the last several quarters due to increased liquidity in the Banks' market area.

The Bank's regulatory liquidity ratio was 30.3% at March 31, 2002 as compared to 36.2% at June 30, 2001. At March 31, 2002 the Bank met all the regulatory capital requirements to be considered "well capitalized" under bank regulations. Tangible, core and risk-based capital ratios were 8.2%, 8.2% and 15.4% respectively at March 31, 2002 as compared to 8.7%, 8.7% and 15.7% respectively, at June 30, 2001.

RESULTS OF OPERATIONS FOR THE THREE-MONTHS ENDED MARCH 31, 2002 AND 2001

Net income increased by $152,000 to $478,000 for the three-month period ended March 31, 2002 from $326,000 for the three-month period ended March 31, 2001. The primary reasons for the increase were a $406,000 increase in net interest income and a $74,000 increase in other income offset by a $218,000 increase in other expense, a $47,000 increase in the provision for loan losses and a $63,000 increase in income tax expense.

Interest income decreased by $44,000 for the three-month period ended March 31, 2002 as compared to the three-month period ended March 31, 2001, primarily a result of a lower weighted-average yield on earning assets. The lower average yields were the result of sharp declines in interest rates over the past 12 months.

Interest on loans decreased by $39,000 to $2.933 million for the three-month period ended March 31, 2002 as compared to $2.972 million for the three-month period ended March 31, 2001. This decrease is mainly attributable to a lower weighted-average yield on loans during the quarter ended March 31, 2002.

Interest on investment securities and other dividend income increased by $22,000 to $947,000 for the three-month period ended March 31, 2002 from $925,000 million for the three-month period ended March 31, 2001. This increase is primarily the result of a higher average balance of investments during the three months ended March 31,

2002. The weighted average yield on investments during the same period was lower than that of the three months ended March 31, 2001.

Interest on deposits with other financial institutions decreased by $28,000 to $14,000 for the three-month period ended March 31, 2002 from $42,000 for the three-month period ended March 31, 2001 primarily due to a lower level of interest-bearing deposits with financial institutions as well as lower yields.

Interest expense on deposits decreased by $507,000 to $1.723 million for the three-month period ended March 31, 2002 from $2.230 million for the three-month period ended March 31, 2001 as a result of a significant drop in rates paid on deposit accounts.

Interest expense on long-term debt increased by $57,000 to $226,000 for the three-month period ended March 31, 2002 from $169,000 for the three-month period ended March 31, 2001, primarily due to a higher level of long-term debt outstanding during the three months ended March 31, 2002.

The provision for loan losses increased $47,000 for the three-month period ended March 31, 2002 as compared to the same period in 2001. The provision was the result of management's evaluation of the adequacy of the allowance for loan losses including consideration of recoveries of loans previously charged off, the perceived risk exposure among loan types, actual loss experience, delinquency rates, and current economic conditions. The Bank's allowance for loan losses as a percent of total loans at March 31, 2002 was 0.57%.

Non-interest income increased by $74,000 to $283,000 for the three-month period ended March 31, 2002 as compared to $209,000 for the same period in 2001. The increase was primarily attributable to an increase of $20,000 in service charges on deposits, an increase of $6,000 in other customer fees and an increase of $71,000 in other income offset by a net decrease of $23,000 in gains on trading account securities and realized gains and losses on available for sale securities. The $70,000 increase in other income was primarily due to an increase of $39,000 in the increase in cash surrender value of bank owned life insurance, net of costs, a $12,000 increase in rental income and a $17,000 increase in gains on the sale of real estate.

Non-interest expense increased by $218,000 to $1.444 million for the three-month period ended March 31, 2002 as compared to $1.226 million for the same period in 2001.

Compensation and benefits increased by $77,000 to $653,000 for the three-month period ended March 31, 2002 as compared to $576,000 for the three-months ended March 31, 2001 primarily as the result of a $7,000 increase in salaries, wages and commissions and an increase of $59,000 in the cost of funding the Banks retirement plan.

Occupancy expense increased by $17,000 to $95,000 for the three-months ended March 31, 2002 compared to $78,000 for the same period in 2001. This was primarily due to an increase of $11,000 in depreciation expense attributable to the addition of fixed assets over the past 12 months.

Equipment expense increased by $28,000 to $133,000 for the three-months ended March 31, 2002 from $105,000 for the three months-ended March 31, 2001 primarily due to an increase in depreciation expense of $15,000 and an increase of $14,000 in maintenance and repairs.

Legal and professional fees increased by $76,000 to $129,000 for the three-month period ended March 31, 2002 from $53,000 for the three-month period ended March 31, 2001 primarily due to a higher level of consulting fees and legal services utilized in the three-months ended March 31, 2002 and closing costs paid by the Bank on customers home equity lines of credit

Advertising expense decreased by $6,000 to $60,000 for the quarter ended March 31, 2002 compared to $66,000 for the quarter ended March 31, 2001 primarily due to a lower level of advertising activity in the current period.

State deposit and franchise taxes increased by $17,000 to $58,000 for the quarter ended March 31, 2002 compared to $41,000 for the quarter ended March 31, 2001 due to a higher level of deposits in the current period.

Other expenses increased by $11,000 to $249,000 for the three-month period ended March 31, 2002 from $238,000 for the three-month period ended March 31, 2001, primarily due to increases in telephone, postage, intangible amortization and other miscellaneous expenses.

Income tax expense increased by $63,000 to $229,000 for the three-month period ended March 31, 2002 compared to $166,000 for the three-months ended March 31, 2001 due a higher level of taxable income.

RESULTS OF OPERATIONS FOR THE NINE-MONTHS ENDED MARCH 31, 2002 AND 2001

Net income increased by $110,000 to $1.220 million for the nine-month period ended March 31, 2002 from $1.110 million for the nine-month period ended March 31, 2001. The primary reasons for the increase were a $588,000 increase in net interest income and a $108,000 increase in non-interest income offset by a $87,000 increase in provision for loan losses, a $494,000 increase in non-interest expense and a $7,000 increase in income tax expense.

Net interest income increased by $588,000 for the nine-month period ended March 31, 2002 as compared to the nine-month period ended March 31, 2001, primarily as the result of a higher volumes in the period ended March 31, 2002.

Interest on loans increased by $64,000 to $8.817 million for the nine-month period ended March 31, 2002 as compared to $8.753 million for the nine-month period ended March 31, 2001. This increase is mainly attributable to higher volume.

Interest on investment securities and other dividend income decreased by $251,000 to $2.725 million for the nine-month period ended March 31, 2002 from $2.976 million for the nine-month period ended March 31, 2001. This decrease is primarily the result of lower reinvestment rates on maturing securities.

Interest on deposits with other financial institutions increased by $59,000 to $140,000 for the nine-months ended March 31, 2002 compared to $81,000 for the nine-months ended March 31, 2001 primarily due to a higher average balance during the period ended March 31, 2002.

Interest expense on deposits decreased by $767,000 to $5.841 for the nine-month period ended March 31, 2002 from $6.608 million for the nine-month period ended March 31, 2001 as a result of a significantly lower cost of funds.

Interest expense on long term debt increased by $51,000 to $569,000 for the nine-month period ended March 31, 2002 from $518,000 for the nine-month period ended March 31, 2001 primarily due to a higher level of long-term debt during the nine-months ended March 31, 2002.

The provision for loan losses increased by $87,000 to $162,000 for the nine-month period ended March 31, 2002 as compared to $75,000 the same period in 2001. The provision was the result of management's evaluation of the adequacy of the allowance for loan losses including consideration of recoveries of loans previously charged off, the perceived risk exposure among loan types, actual loss experience, delinquency rates, and current economic conditions. The Bank's allowance for loan losses as a percent of total loans, net at March 31, 2002 was 0.57%.

The Bank's non-interest income increased by $108,000 to $771,000 for the nine-month period ended March 31, 2002 as compared to $663,000 for the same period in 2001. The increase was mainly attributable to a decrease in gains on trading account securities and net gains on the sale of investment securities, available for sale of $128,000 offset by a $108,000 increase in service charges for deposit accounts, an increase of $31,000 in other customer fees and an increase of $97,000 in other income. The $97,000 increase in other income was primarily due to an increase of $39,000 in the increase in cash surrender value of bank owned life insurance, net of costs, a $28,000 increase in rental income and a $30,000 increase in gains on the sale of real estate.

Non-interest expense increased by $494,000 to $4.078 million for the nine-month period ended March 31, 2002 as compared to $3.584 million for the same period in 2001. Compensation and benefits increased by $292,000 to $1.917 million for the nine-month period ended March 31, 2002 as compared to $1.625 million for the same period in 2001. This increase is primarily attributable to annual wage increases and an increase in the cost of funding the Banks retirement plan.

Occupancy expense increased by $37,000 to $285,000 for the nine-month period ended March 31, 2002 compared to $248,000 for the same period in 2001. This increase was primarily due to a $27,000 increase in depreciation expense.

Equipment expense increased by $83,000 to $378,000 for the nine-month period ended March 31, 2002 compared to $295,000 for the same period in 2001. This increase was mainly the result of higher deprecation associated with the purchase of new furniture and equipment over the past year.

Data processing fees decreased by $18,000 to $177,000 for the nine-month period ended March 31, 2002 from $195,000 for the nine-month period ended March 31, 2001 as the result a more favorable contract negotiated with the Banks data processor.

Legal and professional fees increased by $109,000 to $278,000 for the nine-month period ended March 31, 2002 from $169,000 for the nine-month period ended March 31, 2001 primarily due to a increase in consulting fees and closing costs paid by the Bank on customers home equity lines of credit.

Advertising expense increased by $17,000 to $181,000 for the nine-month period ended March 31, 2002 compared to $164,000 for the nine-month period ended March 31, 2001 due to a higher level of advertising.

State deposit and franchise taxes increased by $18,000 to $147,000 for the nine-month period ended March 31, 2002 compared to $129,000 for the nine-month period ended March 31, 2001 due to a higher level of deposits.

Other expenses decreased by $40,000 to $691,000 for the nine-month period ended March 31, 2002 from $731,000 for the nine-month period ended March 31, 2001 primarily as the result of decreases in telephone, postage, REO, intangible amortization and other miscellaneous expenses.

Income tax expense decreased by $7,000 to $585,000 for the nine-month period ended March 31, 2002 compared to $578,000 for the nine-months ended March 31, 2001 due to a lower level of taxable income.

                            HFB FINANCIAL CORPORATION

                                     PART II

                                OTHER INFORMATION


ITEM 1.   LEGAL PROCEEDINGS

             None

ITEM 2.   CHANGES IN SECURITIES

             None

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

             None

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE
             OF SECURITY HOLDERS

               No matters were submitted to a vote of Security Holders during the quarter ended March 31, 2002.

ITEM 5.   OTHER INFORMATION

             None

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

              a.   Exhibits

                   None

b.       Reports on Form 8-K

               The Company filed a Form 8-K on March 6, 2002, announcing it's determination to change it's fiscal year end from June 30 to December 31, effective July 1, 2002.

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




Dated: May 14, 2002