Form 10KSB
period 2002-06-30
HFB FINANCIAL CORP
filed 2002-09-27
CIK 892157

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549
                              --------------------
                                   FORM 10-KSB

(Mark One)
-------

  X     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
------  ACT OF 1934

For the fiscal year ended June 30, 2002

        TRANSITIONAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
-------

For the transition period from                to
                               --------------    ---------------

                           Commission File No. 0-20956
                                               -------

                            HFB FINANCIAL CORPORATION

             (Exact name of registrant as specified in its charter)

                  Tennessee                                   61-1228266
--------------------------------------------            ---------------------
     (State or other jurisdiction                         (I.R.S. employer
of incorporation or organization)                         identification no.)

1602 Cumberland Avenue, Middlesboro, Kentucky                   40965
---------------------------------------------               -------------
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

Indicate by check mark whether the registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

Registrant's revenues for the fiscal year ended June 30, 2002: $16,821,778.

The registrant's voting stock is listed on the Nasdaq SmallCap Market. The aggregate market value of the voting stock held by nonaffiliates of the registrant, based on the $14.50 per share closing sales price of the registrant's common stock as quoted on the Nasdaq SmallCap Market on September 25, 2002, was $15,857,446. For purposes of this calculation, it is assumed that directors and officers of the registrant are affiliates. As of September 25, 2002, the registrant had 1,296,311 shares of common stock outstanding, of which 202,694 were held by affiliates.

Transitional Small Business Disclosure Format   Yes             No    X
                                                    -------        ------

                       DOCUMENTS INCORPORATED BY REFERENCE

     1. Portions of Annual Report to Stockholders for the Fiscal Year Ended June 30, 2002. (Parts I and II)

     2.   Portions  of  Proxy   Statement   for  the  2002  Annual   Meeting  of
          Stockholders. (Part III)

                                     PART I


ITEM 1.  BUSINESS
-----------------

GENERAL

     HFB Financial Corporation (the "Company") is the sole stockholder of, and acts as the holding company for, Home Federal Bank Corporation ("Home Federal" or the "Bank"). The Company has no significant assets other than capital stock of the Bank and a portfolio of trading account equity securities. The Company qualifies as a bank holding company and is subject to regulation by the Federal Reserve Board ("FRB"). The Company's principal business is the business of the Bank and its subsidiary. Therefore, references to the "Company" in this Form 10-KSB are to both the Company and the Bank. The Bank operates through three full service offices in the southeastern Kentucky communities of Middlesboro and Harlan and one full service office in the eastern Tennessee community of New Tazewell. At June 30, 2002, the Company had total assets of $246.2 million, deposits of $201.3 million, net loans receivable of $154.4 million and stockholders' equity of $22.1 million.

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

CHARTER CONVERSION

     During the fiscal year ended June 30, 2002, the Bank converted from a federally-chartered savings bank to a Kentucky-chartered commercial bank. In connection with the Bank's conversion, the Company converted from a savings and loan holding company to a bank holding company. The company and the Bank received regulatory approval from federal and Kentucky banking regulators on December 18, 2001.

     The purpose of the conversion was to allow the Bank to operate more competitively and efficiently as a community bank. As a Kentucky-chartered commercial bank, the Bank continues to offer its traditional products and services to residents of the community and also has an enhanced ability to offer its products and services to local businesses as well.

CHANGE IN FISCAL YEAR

     On February 19, 2002, the board of directors of the Company made a determination to change the registrant's fiscal year end from June 30 to December 31, effective July 1, 2002. The Company his filing this Annual Report on Form 10-K with the Securities and Exchange Commission for its fiscal year ended June 30, 2002. Pursuant to the change in fiscal year, the Company will file a Form 10-K transition report with the Securities and Exchange Commission for the six-month period ending December 31, 2002. Audited financial statements covering the six-month period ending December 31, 2002 will be part of the Company's 10-K transition filing in March 2003.

     The  Company   changed  its  fiscal  year  in  order  to   facilitate   the
comparability of the Company to other bank holding companies, which have historically utilized a December 31 year-end. Moving to a December 31 year-end has aligned the Company's financial reporting with its peer group and with publicly-held bank holding companies in the United States.

APPROVAL FOR NEW BRANCH OFFICE

     On July 8, 2002, the Bank received regulatory approval to establish a branch office in the city of Jacksboro, Tennessee. Jacksboro is county seat for Campbell County and is located in the north eastern portion of Tennessee. The Bank has originated loans in this market over the last 20 years and presently has a portfolio of loans in excess of $50.0 million within this market. Management believes that the Bank's presence in Jacksboro through an office will in assist in increasing the Bank's loan portfolio and obtaining new deposits. The Company's wholly-owned subsidiary, Home Service Corporation, has paid $20,000 for an option on a commercial lot in Jacksboro. The option is nonrefundable, but applies toward the purchase price of $510,000. Home Service Corporation will build the branch office and lease it to the Bank. The total cost of the land and building is estimated at $1.5 million. The Branch office is expected to open in approximately 18 months.

LENDING ACTIVITIES

     General. The Company originates loans primarily through its main office located in Middlesboro, Kentucky. The principal lending activity of the Company is the origination of conventional mortgage loans for the purpose of purchasing or refinancing owner-occupied, one- to four-family residential properties in its primary market areas. Conventional mortgage loans are primarily adjustable-rate mortgage loans with a smaller amount of fixed-rate mortgage loans which are not insured or guaranteed by federal agencies. The Company does not originate Federal Housing Administration-insured or Veterans Administration-insured loans. The Company does originate consumer loans on a direct basis. In addition, the Company also makes conventional mortgage loans for the purpose of constructing one- to four-family residences and loans to construct commercial and multi-family real estate.

     The Company emphasizes the origination of adjustable-rate loans and short-term loans in order to increase the interest rate sensitivity of its loan portfolio. However, the Company also continues to offer long-term, fixed-rate conventional mortgage loans (30 year terms or less), originated for its portfolio. The ratio of fixed-rate loans to adjustable-rate loans has increased significantly during the last 12 months due to the current low interest rate environment.

ANALYSIS OF LOAN PORTFOLIO

     Set forth below is selected data relating to the composition of the Company's loan portfolio at the dates indicated. As of June 30, 2002, the Company had no concentrations of loans exceeding 10% of total loans other than as disclosed below.

                                                               At June 30,
                                           ----------------------------------------------------
                                             2002       2001       2000        1999      1998
                                             ----       ----       ----        ----      ----
                                                               (In thousands)
Real estate loans:
  Single and multi-family mortgage loans   $125,901   $114,442   $111,157   $ 95,294   $ 94,153
  Commercial real estate loans .........     19,409     14,295     11,478     10,745     10,411
Real Estate construction loans .........      6,231      4,721      6,690     12,996      8,636
                                           --------   --------   --------   --------   --------
  Total real estate loans ..............    146,043    133,458    129,325    119,035    113,200
                                           --------   --------   --------   --------   --------

Consumer loans (1) .....................      7,409      6,276      5,286      5,912      6,473
                                           --------   --------   --------   --------   --------

Commercial loans .......................      1,973        506        193         98        353
                                           --------   --------   --------   --------   --------

Total gross loans ......................    160,923    140,240    134,804    125,045    120,026

Less:
  Undisbursed portion of mortgage loans       4,483      2,311      2,529      2,931      2,757
  Allowances for loan losses ...........        975        718        645      1,212        973
 Unamortized discount and deferred loan
 fees, net .............................        655        348        236        160        125
                                           --------   --------   --------   --------   --------
Total ..................................   $154,450   $136,863   $131,394   $120,742   $116,171
                                           ========   ========   ========   ========   ========

(1) Includes loans on deposits, home improvement loans, automobile loans and other loans.

     The following table sets forth certain information as of June 30, 2002 regarding the dollar amount of principal repayments becoming due during the periods indicated for loans. Demand loans, loans having no schedule of repayments and no stated maturity, and overdrafts are reported as due in one year or less. The table below does not include any estimate of prepayments which significantly shorten the average life of all mortgage loans and may cause the Company's actual repayment experience to differ from that shown below.

                                                               Due After One
                                              Due in One       Year through    Due after Five
                                             Year or Less       Five Years         Years           Total
                                             ------------       ----------     -----------         -----
                                                               (In thousands)
Real estate mortgage loans..........       $     7,599        $    22,464       $   115,247      $  145,310
Real estate construction loans......               173              1,090             4,968           6,231
Consumer loans......................             3,691              3,654                64           7,409
Commercial loans....................               454              1,270               249           1,973
                                           -----------        -----------       -----------      ----------
  Total gross loans.................       $    11,917        $    28,478       $   120,528      $  160,923
                                           ===========        ===========       ===========      ==========

     The following table sets forth as of June 30, 2002 the dollar amount of all the loans due after one year ending June 30, 2002 and distinguishes between those with predetermined (i.e., fixed) interest rates and those with floating or adjustable interest rates.

                                                      Floating or
                                      Predetermined    Adjustable
                                           Rate           Rates        Total
                                           ----           -----        -----
                                                     (In thousands)
Real estate mortgage loans.........    $    45,196    $   92,515    $  137,711
Real estate construction loans.....          3,780         2,278         6,058
Consumer loans (1).................          3,718            --         3,718
Commercial loans...................            471         1.048         1,519
                                       -----------    ----------    ----------
   Total gross loans...............    $    53,165    $   95,841    $  149,006
                                       ===========    ==========    ==========

     The primary emphasis of the Company's lending activity is the origination of conventional loans secured by owner-occupied, one-to-four family residential properties. The Company's conventional mortgage loan originations are generally for terms of 10 to 30 years, amortized on a monthly basis, with principal and interest due each month. Borrowers may refinance or prepay loans at their option without penalty. Conventional residential mortgage loans granted by the Company customarily contain "due-on-sale" clauses which permit the Company to accelerate the indebtedness of the loan upon transfer of ownership of the mortgaged property.

     The Company's lending policies generally limit the maximum loan-to-value ratio on mortgage loans secured by owner-occupied properties to 81% and 95% of the lesser of the appraised value or purchase price. The maximum loan-to-value ratio on mortgage loans secured by non-owner-occupied properties and/or used for refinancing purposes is also 80%. The Company does originate some 81%-95% loan-to-value ratio loans. The Company requires private mortgage insurance on loans with loan-to-value ratios of 91% and over and charges a higher effective interest rate on such loans to account for the additional risk these loans carry.

     The Company also originates conventional fixed-rate mortgage loans on one-to-four family residential properties, the majority of which have a maximum term to maturity of 30 years. The Company originates and holds its fixed-rate mortgage loans in its portfolio as long-term investments.

     In addition, the Company engages in a limited, but increasing amount of construction lending, involving loans to qualified borrowers for construction of one- to-four family residential properties. These properties are primarily located in the Company's market area. All construction loans are secured by a first lien on the property under construction. Construction/permanent loans generally have adjustable interest rates and are underwritten in accordance with the same terms and requirements as the Company's permanent mortgages, except the loans generally provide for disbursement in stages during a construction period of up to twelve months, during which period the borrower is required to make monthly payments of accrued interest on the outstanding loan balance. Interim construction loans generally have fixed interest rates, terms of up to twelve months and a maximum loan-to-value ratio of 80%. Borrowers must satisfy all credit requirements which would apply to the Company's permanent mortgage loan financing for the subject property.

     The Company also originates consumer loans, primarily savings account loans, automobile loans, home equity loans and lines of credit, second mortgage loans and other consumer loans secured by mortgages on residences. The Company also makes a limited amount of unsecured loans.

     The Company has historically engaged in a limited amount of commercial and multi-family real estate lending, but has increased originations of such loans over the past 12 months. The Company generally makes commercial and multi-family real estate loans available on properties in its market area, with terms of 20 years or less, loan-to-value ratios of 80% or less and adjustable rates of interest. In addition, the Company, from time to time, purchases whole loans or participation interests in loans on commercial and multi-family real estate located in Kentucky and Eastern Tennessee.

     Asset Classification and Allowance for Loan Losses. The Company classifies its loan assets as a "substandard," "doubtful" or "loss," if warranted. Assets classified as substandard or doubtful require a general allowance for loan losses. If an asset is classified as loss the loan must be charged off. An asset which does not currently warrant classification but which possesses weaknesses or deficiencies deserving close attention is required to be designated as "special mention." Currently, general loss allowances established to cover possible losses related to assets classified substandard or doubtful may be included in determining an institution's regulatory capital, while specific valuation allowances for loan losses do not qualify as regulatory capital. The Company has determined that at June 30, 2002 it had $1.6 million in assets classified as substandard, $563,000 in assets classified as doubtful and no assets classified as loss. In addition, the Company had $1.7 million in assets designated as special mention. Depending on their future performance, it is possible that these loans might be required to be classified in future periods.

     The following table sets forth an analysis of the Company's allowance for loan losses for the periods indicated.

                                                        Year Ended June 30,
                                         ---------------------------------------------------
                                           2002       2001       2000       1999       1998
                                           ----       ----       ----       ----       ----
                                                           (In Thousands)
Balance at Beginning of Period .......   $   718    $   645    $ 1,212    $   973    $   710
                                         -------    -------    -------    -------    -------

Loan charge-offs:
 Real Estate:
  Residential ........................        20         24         87         --         --
  Commercial .........................        38          9         --         --         --
 Consumer ............................         9         10         12         16         11
 Commercial ..........................        --         --         34         --         --
                                         -------    -------    -------    -------    -------
Total charge-offs ....................        67         43        133         16         11

Recoveries:
 Real Estate:
  Residential ........................         8          9         --         --         --
 Consumer ............................        --          2          3          2         --
 Commercial ..........................         9         --         --         --         --
                                         -------    -------    -------    -------    -------
Total Recoveries .....................        17         11          3          2         --

Net loan recoveries (charge-offs) ....       (50)       (32)      (130)       (14)       (11)
                                         -------    -------    -------    -------    -------
Provision (Adjustment) for Loan Losses       307        105       (437)       253        274
                                         -------    -------    -------    -------    -------

Balance at end of period .............   $   975    $   718    $   645    $ 1,212    $   973
                                         =======    =======    =======    =======    =======

Ratio of allowance for losses to
  gross loans receivable..............     0.63%      0.52%      0.49%      0.97%      0.81%
                                         =======    =======    =======    =======    =======

Ratio of net loan charge-offs to
 average loans outstanding
 during the period....................      .03%       .02%      0.10%      0.01%      0.01%
                                         =======    =======    =======    =======    =======

                                       6

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

                                                                      Year Ended June 30,
                                         ---------------------------------------------------------------------
                                                  2002                     2001                   2000
                                         ----------------------   ---------------------  ---------------------
                                            Amount       %          Amount        %         Amount       %
                                            ------       -          ------        -         ------       -
                                                                     (In thousands)
Residential and commercial
     real estate loans............       $      946     96.97%    $      714     99.44%  $      618     95.94%
Consumer loans....................                4       .41%             4      0.56%          27      3.92%
Commercial loans..................               25      2.64%            --        --           --      0.14%
                                         ----------    ------     ----------    ------   ----------    ------
     Total allowance for
     loan losses..................       $      975    100.00%    $      718    100.00%  $      645    100.00%
                                         ----------    ------     ----------    ------   ----------    ------

                                               Year Ended June 30,
                                  ------------------------------------------
                                           1999                   1998
                                           ----                   ----
                                   Amount          %       Amount        %
                                   ------          -       ------        -
                                                (In thousands)

Residential and commercial
     real estate loans .           $1,210       95.19%    $  970       94.31%
Consumer loans .........                2        4.72%         3        5.39%
Commercial loans .......               --        0.09%        --        0.30%
     Total allowance for           ------      ------     ------      ------
     loan losses .......           $1,212      100.00%    $  973      100.00%
                                   ------      ------     ------      ------

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

                                                                Year Ended June 30,
                                               -----------------------------------------------------
                                                 2002        2001       2000       1999       1998
                                                 ----        ----       ----       ----       ----
                                                                   (In thousands)
Loans accounted for on a nonaccrual
basis (1) ..................................   $ 2,110     $ 2,231    $ 1,613    $ 1,416    $    --
                                               -------     -------    -------    -------    -------
Accruing loans which are contractually
  past due 90 days or more: (1)
     Real estate ...........................   $    --     $   134    $   614    $   521    $   677
     Consumer ..............................        --          --         15          5         40
                                               -------     -------    -------    -------    -------
Total of nonaccrual and 90 days
  Or more past due loans ...................   $ 2,110     $ 2,365    $ 2,242    $ 1,942    $   717
                                               -------     -------    -------    -------    -------

Real Estate owned ..........................     1,559         105        333         --         --
                                               -------     -------    -------    -------    -------
   Total nonperforming assets ..............   $ 3,669     $ 2,470    $ 2,575    $ 1,942    $   717
                                               =======     =======    =======    =======    =======
Nonaccrual and 90 days or more past due
  loans as a percentage of total loans, net.      2.38%       1.73%      1.96%      1.96%      0.62%
                                               =======     =======    =======    =======    =======
Nonaccrual and 90 days or more past due
  loans as a percentage of total assets, net       .86%       1.09%      1.10%      1.02%      0.41%
                                               =======     =======    =======    =======    =======
Nonperforming assets as a percentage of
  total assets .............................      1.49%       1.14%      1.25%      1.02%      0.41%
                                               =======     =======    =======    =======    =======

(1) Interest on delinquent loans is accrued to income to the extent considered collectible.

     As of June 30, 2002, the Company had a total of $1.1 million in 23 single family loans classified as "substandard." As of June 30, 2002, the Company had $1.2 million in commercial real-estate loans and $429,000 in single family residential loans classified as "special mention."

     In addition, the Company had 4 commercial real estate loans totaling $505,000, which had been classified as "substandard" and 1 real estate development loan in the amount of $563,000 had been classified as "doubtful." The property securing these loans is single-family and multi-family residential. Management believes that these loans have been adequately classified and reserved for, but continues to monitor them as to their collectibility and as to any possible losses the Company could incur, or additional reserves that may need to be established.

     As of June 30, 2002, the Company had a total of $1.6 million in real estate owned.

     At June 30, 2002, the Company had no other loans of a material amount which were not classified as non-accrual, past due 90 days or more or restructured but where known information about possible credit problems of borrowers caused management to have serious doubts as to the ability of the borrowers to comply with present loan repayment terms and could result in future disclosure as non-accrual, 90 days past due or restructured.

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

     The general objectives of the Company's investment policy are to (i) protect the Company's depositor resources, (ii) maintain liquidity levels to meet the operational needs of the Company and applicable regulatory requirements, (iii) reduce credit risk by investing in high quality, diverse investments, (iv) serve as a hedge against significant interest rate shifts, (v) contribute to earnings in a stable and dependable manner without compromising the goals of liquidity and safety, and (vi) provide collateral for pledging needs. The Company's investment activities are managed by Chief Financial Officer, Stanley Alexander, Jr. with oversight by the Investment

Committee and under the supervision of the Board of Directors. An investment policy has been adopted by the Board which provides for maintenance of the investment portfolio for the purpose of providing earnings and ensuring a minimum liquidity reserve. In accordance with the investment policy, management has primarily invested in U.S. Treasury securities backed by the full faith and credit of the United States and government agency securities, mortgage-backed securities issued by FHLMC, FNMA, or GNMA, federal funds sold, and federally insured interest-bearing deposits in other financial institutions. General obligation and bank qualified bonds of municipalities within the market areas served by the Company and which are considered to possess acceptable credit and limited default risk are also considered for investment.

     The Board of Directors of the Company has authorized the existence of a trading account in an amount not to exceed 8% of total assets for the purpose of taking advantage of favorable short-term market conditions. The Company's investment policy specifies that securities traded within this account must be U.S. Treasury or agency obligations. Securities in the trading account are marked to market on a monthly basis. During the year ended June 30, 2002 there was no trading activity. At June 30, 2002, there were no securities held in the Company's trading account.

     The Board of Directors of the Company had authorized a trading account of up to $1.0 million for investing in common stocks of publicly traded thrifts which are considered to be undervalued. During the year ended June 30, 2002, Management decided to cease trading account activity and had completely liquidated the Company's trading account by June 30, 2002.

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

     The following table sets forth the carrying value of the Company's investment securities at the dates indicated.

                                                          At June 30,
                                                 ---------------------------
                                                   2002      2001     2000
                                                   ----      ----     ----
                                                   (Dollars in Thousands)

Investment securities, available for sale:
  U.S. Treasury, Federal Agency obligations,
  corporate bonds and municipal
  obligations ................................   $22,618   $32,855   $23,736

Investment securities, held to maturity:
  U.S. Treasury and Federal Agency obligations        --        --    13,201
                                                 -------   -------   -------

Total investment securities, available for
  Sale and held to maturity ..................   $22,618   $32,855   $36,937
                                                 =======   =======   =======

     The following table sets forth the maturities and Weighted Average Yields of securities at June 30, 2002.

                                                                   At June 30, 2002
                                ------------------------------------------------------------------------------
                                 One Year          One to      Five to Ten      More than   Total Investment
                                  or Less        Five Years       Years         Ten Years       Portfolio
                                ------------   --------------  -------------   ----------   ------------------
                                                                (Dollars in thousands)
Investment securities,
available for sale:
    U.S. Treasury,
    Federal Agency
    Obligations,
    Corporate Bonds and
    Municipal
    Obligations ...........         $ 3,580        $10,692        $ 4,816        $ 3,530          $22,618

  Total investment
  securities, available for
  sale ....................         $ 3,580        $10,392        $ 4,816        $ 3,530          $22,618
                                    =======        =======        =======        =======          =======

Weighted average
 yield ....................            5.05%          5.61%          5.93%          5.09%            5.50%
                                    =======        =======        =======        =======          =======

MORTGAGE-BACKED SECURITIES ACTIVITIES

     In accordance with the Company's investment policy, management invests in mortgage-backed securities issued by Freddie Mac, Fannie Mae, and Ginnie Mae. In addition, the Company's investment policy permits investment in collateralized mortgage obligations.

     The  following   table  sets  forth  the   composition   of  the  Company's
mortgage-backed securities portfolio at the dates indicated.

                                                                                        At June 30,
                                                        ----------------------------------------------------------------------
                                                                 2002                    2001                      2000
                                                        ---------------------- ----------------------  -----------------------
                                                          Amount         %        Amount         %         Amount         %
                                                          ------         -        ------         -         ------         -
                                                                               (Dollars in thousands)
Mortgage-backed securities, available for sale:
  Freddie Mac......................................     $    9,462      18.13% $    5,569      22.96%  $    3,311       13.55%
  Fannie Mae.......................................         19,610      37.70       8,955      36.92        3,678       15.05
  Ginnie Mae......................................           7,669      14.74          --         --           --          --
  Collateralized mortgage obligations..............         15,307      29.43       9,731      40.12        5,947       24.34
                                                        ----------     ------  ----------     ------   ----------      ------

Total mortgage-backed securities available for sale.        52,018     100.00      24,255     100.00       12,936       52.94
                                                        ----------     ------  ----------     ------   ----------      ------
Mortgage-backed securities, held to maturity:
  Freddie Mac......................................             --         --          --         --        1,658        6.79
  Fannie Mae.......................................             --         --          --         --        6,727       27.54
  Ginnie Mae.......................................             --         --          --         --        3,111       12.73
                                                        ----------     ------  ----------     ------   ----------      ------
Total mortgage-backed securities, held to maturity.             --         --          --         --       11,496       47.06
                                                        ----------     ------  ----------     ------   ----------      ------

Total mortgage-backed securities, available
for sale and held to maturity......................     $   52,108     100.00% $   24,255     100.00%  $   24,432      100.00%
                                                        ==========     ======  ==========     ======   ==========      ======

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

                                                                        June 30,
                                       ----------------------------------------------------------------------------
                                                 2002                      2001                        2000
                                       ---------------------     -----------------------   ------------------------
                                         Average   Average          Average     Average       Average       Average
                                          Amount    Rate            Amount       Rate          Amount        Rate
                                          ------    ----            ------       ----          ------        ----
                                                                  (Dollars in thousands)
NOW and money market
  deposit accounts...................  $   19,206     .76%       $   17,708       0.95%     $   15,702        1.69%
Passbook accounts....................       7,590    1.16             7,357       1.31           7,604        2.22
Certificates.........................     163,144    4.44           156,883       5.48         140,019        5.08
                                       ----------    ----        ----------       ----      ----------        ----
  Total..............................  $  189,940    3.93%       $  181,948       4.87%     $  163,325        4.62%
                                        =========    ====        ==========       ====      ==========        ====

     The following table indicates the amount of the Company's certificates of deposit of $100,000 or more by time remaining until maturity as of June 30, 2002. Most of the Company's deposits of over $100,000 come from individual depositors in the Company's market area.

                                                          Certificates
                  Maturity Period                          of Deposit
                  ---------------                        --------------
                                                         (In thousands)

                 Three months or less                      $ 11,440
                 Over three through six months                8,919
                 Over six through twelve months              16,153
                 Over twelve months                          25,686
                                                             ------
                         Total                             $ 62,198
                                                            =======

     Management attributes the net increase in deposits for the year ended June 30, 2002 to general economic conditions and competition in the local market. The Company does not offer premiums for deposits, and in the past has not offered interest rates on deposits which exceed the average rates paid by other financial institutions in its market area.

     BORROWINGS. Savings deposits historically have been the primary source of funds for the Company's lending and investment activities and for its general business activities. The Company is authorized, however, to use advances from the FHLB of Cincinnati to supplement its supply of lendable funds and to meet deposit withdrawal requirements. All of the advances are collateralized by FHLB stock and single family first mortgage loans with aggregate principal balances totaling 150% of the outstanding amount of advances. The FHLB of Cincinnati functions as a central reserve bank providing credit for savings institutions and certain other member financial institutions. As a member, the Company is required to own capital stock in the FHLB and is authorized to apply for advances on the security of such stock and certain of its home mortgages and other assets (principally, securities which are obligations of, or guaranteed by, the United States) provided certain standards related to creditworthiness have been met. The Company had no short-term borrowings outstanding at June 30, 2002. The average balance of short term borrowings during the 12 months ended June 30, 2002 was $7,000 with a weighted average rate of 2.0%. The maximum balance of short term borrowings during the 12 months ended June 30, 2002 was $850,000.

     At June 30, 2002, the Company had $19.9 million in long-term advances at an average rate of 5.02% outstanding with the Federal Home Loan Bank. The average balance of these advances for the 12 months ended June 30, 2002 was $15.6 million at a weighted-average rate of 5.23%. At June 30, 2002, the Company had sufficient collateral to borrow another $52.0 million, including a $15.0 million unexercised line of credit, from the Federal Home Loan Bank.

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

     The Company's primary competition comprises the commercial banks near each of the Company's branch offices. In Middlesboro, where the Company's main office is located, primary competition consists of four banks. In Harlan, Kentucky where two branch offices are located, the Company's primary competition is two banks. In New Tazewell, Tennessee, where a branch office is located, the Bank's primary competition is three banks.

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

EMPLOYEES

     As of June 30, 2002, the Company and its subsidiary had 64 full-time employees, none of whom was represented by a collective bargaining agreement. The Company believes that it enjoys excellent relations with its personnel.

                                   REGULATION

GENERAL

     The Company and the Bank are subject to the policies of various regulatory authorities. In particular, bank holding companies and their subsidiaries are affected by the credit and monetary policies of the Federal Reserve Board (the "FRB"). The Company and the Bank are subject to numerous federal and state laws and regulations affecting their business and also must undergo periodic examination by federal and state financial institution examiners. The earnings of the Bank, and the earnings of the Company, are affected not only by the laws and regulations applicable to the banking business, but also by the policies and interpretations of regulatory authorities.

     The supervision and regulation of bank holding companies and their subsidiaries is intended primarily for the protection of depositors, the deposit insurance funds of the FDIC and the banking system as a whole, and not for the protection of the bank holding company shareholders or creditors. The banking agencies have broad enforcement power over bank holding companies and banks including the power to impose substantial fines and other penalties for violations of laws and regulations, to issue cease and desist or removal orders, to seek injunctions, and publicly disclose such actions; and extensive authority to police unsafe or unsound practices.

     The following description summarizes some of the laws to which the Company and the Bank are subject. References herein to applicable statutes and regulations are brief summaries thereof, do not purport to be complete, and are qualified in their entirety by reference to such statutes and regulations.

REGULATION OF THE BANK

     Home Federal is a Kentucky chartered commercial banking corporation, the deposits of which are insured by the FDIC. Prior to the Bank's conversion from a federally-chartered savings bank to a Kentucky-chartered commercial bank, the Bank was subject to regulation by the Office of Thrift Supervision (the "OTS"). The Bank is not a member of the Federal Reserve System. The Bank is subject to supervision and regulation by the FDIC and the Kentucky Department of Financial Institutions. Such supervision and regulation subjects the Bank to special restrictions, requirements, potential enforcement actions and periodic examination by the FDIC and the Kentucky Department of Financial Institutions. Because the FRB regulates the bank holding company parent of the Bank, the FRB also has supervisory authority that directly affects the Bank.

     The Kentucky banking statutes prescribe the permissible activities in which a Kentucky bank may engage and where those activities may be conducted. Kentucky's statutes contain a "super-parity" provision that permits a well-rated Kentucky banking corporation (such as the Bank) to engage in any banking activity in which a national or state bank operating in any other state or a federal savings association meeting the qualified thrift lender test and operating in any state could engage, provided it first obtains a legal opinion specifying the statutory or regulatory provisions that permit the activity.

     BRANCHING. Kentucky law currently expressly permits a Kentucky chartered bank to establish a branch office in any county in Kentucky. Kentucky banking statutes also permit a Kentucky bank, with prior regulatory approval, to establish a branch office outside of Kentucky. Well-capitalized Kentucky banks that have been in operation at least three years and that satisfy certain criteria relating to, among other things, their composite and management ratings, may establish a branch without the approval of the Commissioner of the Department of Financial Institutions upon notice to the Department and any other state bank with its main office located in the county where the new branch will be located. Branching by all other banks requires the approval of the Commissioner, who must ascertain and determine that the public convenience and advantage will be served and promoted and that there is reasonable probability of the successful operation of the branch. In any case, the transaction must also be approved by the FDIC, which considers a number of factors, including financial history, capital adequacy, earnings prospects, character of management, needs of the community and consistency with corporate powers. An out-of-state bank is permitted to establish branch offices in Kentucky by merging with a Kentucky bank. De novo branching into Kentucky by an out-of-state bank is not permitted by the Kentucky banking statutes.

     RESTRICTIONS ON AFFILIATE TRANSACTIONS. Transactions between the Bank and its nonbanking affiliates, including the Company, are subject to Section 23A of the Federal Reserve Act. In general, Section 23A imposes limits on the amount of such transactions, and also requires certain levels of collateral for loans to affiliated parties. It also limits the amount of advances to third parties which are collateralized by the securities or obligations of the Company or its subsidiary.

     Affiliate transactions are also subject to Section 23B of the Federal Reserve Act which generally requires that certain transactions between the Bank and its affiliates be on terms substantially the same, or at least as favorable to the Bank, as those prevailing at the time for comparable transactions with or involving other nonaffiliated persons.

     The Bank's regulatory lending limit to one borrower was $3.2 million at June 30, 2002. Currently, the Bank has only one borrower, a real estate developer, that approaches that limit, with a balance of $3.0 million. The

Bank imposes the same limits to affiliates and insiders. At June 30, 2002, loans to directors, executive officers and control persons totaled $647,000 in aggregate.

     RESTRICTIONS ON DISTRIBUTION OF SUBSIDIARY BANK DIVIDENDS AND ASSETS. Dividends paid by the Bank have provided substantially all of the Company's operating funds, and for the foreseeable future it is anticipated that dividends paid by the Bank to the Company will continue to be the Company's principal source of operating funds. Capital adequacy requirements and state law serve to limit the amount of dividends that may be paid by the Bank. Under federal law, the Bank cannot pay a dividend if, after paying the dividend, the Bank will be "undercapitalized." The FDIC may declare a dividend payment to be unsafe and unsound even though the Bank would continue to meet its capital requirements after the dividend. Under Kentucky banking law, the dividends the Bank can pay during any calendar year are generally limited to its profits for that year, plus its retained net profits for the two preceding years, less any required transfers to surplus or to fund the retirement of preferred stock or debt, absent approval of the Commissioner of the Kentucky Department of Financial Institutions.

     Because the Company is a legal entity separate and distinct from its subsidiary, its right to participate in the distribution of assets of any subsidiary upon the subsidiary's liquidation or reorganization will be subject to the prior claims of the subsidiary's creditors. In the event of a liquidation or other resolution of an insured depository institution, the claims of depositors and other general or subordinated creditors are entitled to a priority of payment over the claims of holders of any obligation of the institution to its shareholders, including any depository institution holding company (such as the Company) or any shareholder or creditor thereof.

     DEPOSIT INSURANCE ASSESSMENTS. Currently, the FDIC maintains two funds for the insurance of deposits of financial institutions: the Bank Insurance Fund
(BIF) for deposits originated by banks and the Savings Association Insurance Fund (SAIF) for deposits originated by savings associations, including savings association deposits acquired by banks. The Bank must pay assessments to the FDIC for federal deposit insurance protection based on a risk based assessment system. Under this system, FDIC-insured depository institutions pay insurance premiums at rates based on their risk classification. Institutions assigned to higher-risk classifications (that is, institutions that pose a greater risk of loss to their respective deposit insurance funds) pay assessments at higher rates than institutions that pose a lower risk. An institution's risk classification is assigned based on its capital levels and the level of supervisory concern the institution poses to the regulators. In addition, the FDIC can impose special assessments in certain instances. The current range of BIF and SAIF assessments is between 0% and .27% of deposits.

     The Deposit Insurance Funds Act of 1996 requires both BIF and SAIF insured institutions to share the cost of the Financing Corporation bonds, which were issued to initially fund the SAIF, through additional assessments on insured deposits.

     CROSS-GUARANTEE PROVISIONS. The Federal Deposit Insurance Act contains a "cross-guarantee" provision which generally makes commonly controlled insured depository institutions liable to the FDIC for any losses incurred in connection with the failure of a commonly controlled depository institution.

     CONSUMER LAWS AND REGULATIONS. In addition to the laws and regulations discussed herein, the Bank is also subject to certain consumer laws and regulations that are designed to protect consumers in transactions with banks. While the list set forth herein is not exhaustive, these laws and regulations include the Truth in Lending Act, the Truth in Savings Act, the Electronic Funds Transfer Act, the Expedited Funds Availability Act, the Equal Credit Opportunity Act, the Real Estate Settlement Procedures Act, and the Fair Housing Act, among others. These laws and regulations mandate certain disclosure requirements and regulate the manner in which financial institutions must deal with clients when taking deposits or making loans. The Bank must comply with the applicable provisions of these consumer protection laws and regulations as part of its ongoing business operations.

REGULATION OF THE COMPANY

     Prior to the Company's conversion from a savings and loan holding company to a bank holding company, the Company was subject to regulation by the OTS. As a bank holding company, the Company is subject to supervision, regulation and examination by the FRB. The Bank Holding Company Act of 1956, as amended (the "BHCA") and other federal laws subject bank holding companies to particular restrictions on the types of activities in which they may engage, and to a range of supervisory requirements and activities, including regulatory enforcement actions for violations of laws and regulations.

     BANK ACQUISITIONS BY BANK HOLDING COMPANIES. The Company is required to obtain the prior approval of the FRB under the BHCA before it may acquire all or substantially all of the assets of any bank, or ownership or control of any voting shares of any bank, if after such acquisition it would own or control, directly or indirectly, more than 5% of the voting shares of such bank. In approving bank acquisitions by bank holding companies, the FRB is required to consider the financial and managerial resources and future prospects of the bank holding company and the banks concerned, the convenience and needs of the communities to be served, and various competitive factors. Consideration of convenience and needs issues includes the parties' performance under the Community Reinvestment Act of 1977, as amended ("CRA"). Under the CRA, all financial institutions have a continuing and affirmative obligation consistent with safe and sound operation to help meet the credit needs of their entire communities, including low-to-moderate income neighborhoods. By virtue of the Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994, the geographic location of the bank is no longer a factor. Under that Act, a well-capitalized and well-managed bank holding company may acquire a bank located in any state, subject to certain deposit percentage limitations and age requirements.

     GRAMM-LEACH-BLILEY ACT. On November 12, 1999, the Gramm-Leach-Bliley Act was signed into law, eliminating many of the remaining barriers to full convergence of the banking, securities, and insurance industries. The major provisions of the Act took effect March 12, 2000.

     The Gramm-Leach-Bliley Act enables a broad-scale consolidation among banks, securities firms, and insurance companies by creating a new type of financial services company called a "financial holding company," a bank holding company with dramatically expanded powers. Financial holding companies can offer virtually any type of financial service, including banking, securities underwriting, insurance (both agency and underwriting), and merchant banking. In addition, the Act permits the FRB and the Treasury Department to authorize additional activities for financial holding companies, but only if they jointly determine that such activities are "financial in nature" or "complementary to financial activities."

     The FRB serves as the primary "umbrella" regulator of financial holding companies, with jurisdiction over the parent company and more limited oversight over its subsidiaries. The primary regulator of each subsidiary of a financial holding company depends on the activities conducted by the subsidiary. A financial holding company need not obtain FRB approval prior to engaging, either de novo or through acquisitions, in financial activities previously determined to be permissible by the FRB. Instead, a financial holding company need only provide notice to the FRB within 30 days after commencing the new activity or consummating the acquisition.

     The Gramm-Leach-Bliley Act includes consumer privacy protections and CRA "sunshine" rules, "modernizes" various other banking related statutes, permits mutual bank holding companies, and requires a number of studies and reports to Congress.

     SAFE AND SOUND BANKING PRACTICES. Bank holding companies are not permitted to engage in unsafe and unsound banking practices. The FRB may prohibit a bank holding company from engaging in an activity if it believes that the transaction would constitute an unsafe or unsound practice or would violate any law or regulation. The FDIC and the Kentucky Department of Financial Institutions have similar authority with respect to the Company's bank subsidiary.

     SOURCE OF STRENGTH. Under FRB policy, a bank holding company is expected to act as a source of financial strength to each of its banking subsidiaries and to commit resources to their support. Such support may be required at times when, absent this FRB policy, a holding company may not be inclined to provide it. As noted below, a bank holding company may also be required to guarantee the capital restoration plan of an undercapitalized banking subsidiary.

CAPITAL ADEQUACY REQUIREMENTS

     CAPITAL GUIDELINES. The FRB and FDIC have substantially similar risk-based and leverage ratio guidelines for banking organizations, which are intended to ensure that banking organizations have adequate capital related to the risk levels of assets and off-balance sheet instruments. Under the risk-based guidelines, specific categories of assets are assigned different risk weights, based generally on the perceived credit risk of the asset. These risk weights are multiplied by corresponding asset balances to determine a "risk-weighted" asset base. The guidelines require a minimum total risk-based capital ratio of 8.0%, of which at least 4.0% is required to consist of Tier 1 capital elements (generally, common shareholders' equity, minority interests in the equity accounts of consolidated subsidiaries, non-cumulative perpetual preferred stock, less goodwill and certain other intangible assets). Total capital is the sum of Tier 1 and Tier 2 capital. Tier 2 capital generally may consist of limited amounts of subordinated debt, qualifying hybrid capital instruments, other preferred stock, loan loss reserves and unrealized gains on certain equity securities. As of June 30, 2002, the Company's ratio of Tier 1 capital to total risk-weighted assets was 14.90% and its ratio of total capital to total risk-weighted assets was 15.62%. As of June 30, 2002, the Bank's ratio of Tier 1 capital to total risk-weighted assets was 14.83% and its ratio of total capital to total risk-weighted assets was 15.55%.

     In addition to the risk-based capital guidelines, the FRB uses a leverage ratio as an additional tool to evaluate the capital adequacy of bank holding companies. The leverage ratio is a company's Tier 1 capital divided by its average total consolidated assets (less goodwill and certain other intangible assets). Certain highly-rated bank holding companies may maintain a minimum leverage ratio of 3.0%, but other bank holding companies may be required to maintain a leverage ratio of up to 200 basis points above the regulatory minimum. As of June 30, 2002, the Company's leverage ratio was 8.23%. The FDIC's leverage guidelines require state banks to maintain Tier 1 capital of no less than 5% of average total assets, except in the case of certain highly rated banks for which the requirement is 3% of average total assets. As of June 30, 2002, the Bank's ratio of Tier 1 capital to average total assets (leverage ratio) was 8.19%. [See Note 11 of the Consolidated Financial Statements included in the Company's 2002 Annual Report to Shareholders.]

     The federal banking agencies' risk-based and leverage ratios are minimum supervisory ratios generally applicable to banking organizations that meet certain specified criteria, assuming that they have the highest regulatory rating. Banking organizations not meeting these criteria are expected to operate with capital positions well above the minimum ratios. The federal bank regulatory agencies may set capital requirements for a particular banking organization that are higher than the minimum ratios when circumstances warrant. FRB guidelines also provide that banking organizations experiencing internal growth or making acquisitions will be expected to maintain strong capital positions substantially above the minimum supervisory levels, without significant reliance on intangible assets. The FDIC may establish higher minimum capital adequacy requirements if, for example, a bank has previously received special attention or has a high susceptibility to interest rate risk.

     CORRECTIVE MEASURES FOR CAPITAL DEFICIENCIES. The federal banking regulators are required to take "prompt corrective action" with respect to capital-deficient institutions. Agency regulations define, for each capital category, the levels at which institutions are "well capitalized," "adequately capitalized," "undercapitalized," "significantly undercapitalized" and "critically undercapitalized." Under these regulations, a "well capitalized" bank has a total risk-based capital ratio of 10% or higher; a Tier 1 risk-based capital ratio of 6% or higher; a leverage ratio of 5% or higher; and is not subject to any written agreement, order or directive requiring it to maintain a specific capital level for any capital measure. An "adequately capitalized" bank has a total risk-based capital ratio of 8% or higher; a Tier 1 risk-based capital ratio of 4% or higher; a leverage ratio of 4% or higher (3% or higher if the bank was rated a CAMEL 1 in its most recent examination report and is not experiencing significant growth); and does not meet the criteria for a well capitalized bank. A bank is "undercapitalized" if it fails to meet any one of the ratios required to be adequately capitalized.

     Undercapitalized institutions are required to submit a capital restoration plan, which must be guaranteed by any holding company of the institution. In addition, agency regulations contain broad restrictions on certain activities of undercapitalized institutions including asset growth, acquisitions, branch establishment, and expansion into new lines of business. With certain exceptions, an insured depository institution is prohibited from making capital distributions, including dividends, and is prohibited from paying management fees to control persons if the institution would be undercapitalized after any such distribution or payment. A bank's capital classification will also affect its ability to accept brokered deposits. Under the FDIC regulations, a bank may not lawfully accept, roll over or renew brokered deposits unless either it is well capitalized or it is adequately capitalized and receives a waiver from the FDIC.

     As an institution's capital decreases, the FDIC's enforcement powers become more enhanced. A significantly undercapitalized institution is subject to mandated capital raising activities, restrictions on interest rates paid and transactions with affiliates, removal of management, and other restrictions. The FDIC has only very limited discretion in dealing with a critically undercapitalized institution and is virtually required to appoint a receiver or conservator.

     Banks with risk-based capital and leverage ratios below the required minimums may also be subject to certain administrative actions, including the termination of deposit insurance upon notice and hearing, or a temporary suspension of insurance without a hearing in the event the institution has no tangible capital.

ITEM 2.  PROPERTIES
-------------------

     The Company's principal executive offices are located at 1602 Cumberland Avenue, Middlesboro, Kentucky in facilities leased to the Bank by its wholly-owned subsidiary, Home Service Corporation. The Company also maintains operations offices at 1608 Cumberland Avenue, Middlesboro, Kentucky and has branch offices located at 600 Fifth Avenue, New Tazewell, Tennessee and 102 Cumberland Avenue, Harlan, Kentucky, which are all leased from Home Service Corporation. In addition, the Company has one other branch offices located at Village Center, Harlan, Kentucky, which is leased from a third party. The Bank's wholly-owned subsidiary, Home Service Corporation also has an option on property for the construction of a new branch office in Jacksboro, Tennessee.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
------------------------------------------------------------

     No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended June 30, 2002.


                                     PART II

ITEM 5.  MARKET  FOR THE  REGISTRANT'S  COMMON  EQUITY AND  RELATED  STOCKHOLDER
MATTERS
--------------------------------------------------------------------------------

     The information contained under the section captioned "Market Information" in the Company's Annual Report to Stockholders for the Fiscal Year Ended June 30, 2002 (the "Annual Report") is incorporated herein by reference. For information regarding restrictions on the payment of dividends see Item 1. "Business - Regulation - Regulation of the Bank - Restrictions on Distribution of Subsidiary Bank Dividends and Assets."

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

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
--------------------------------------------------------------------------------

     Not applicable. In June 2001, the Company's accountant, Olive LLP, merged with Baird, Kurtz and Dobson into the Company's current accountant, BKD, LLP.


                                    PART III

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT
--------------------------------------------------------------------------------

     For information regarding directors, executive officers, promoters and control persons pursuant to Item 401 of regulation S-B, reference is made to the section captioned "Proposal 1 - Election of Directors" in the Company's definitive proxy materials for its 2000 Annual Meeting of Stockholders ("Proxy Materials"), which is incorporated herein by reference. For information regarding delinquent filers and the disclosure required pursuant to Item 405 of Regulation S-B, reference is made to the section captioned "Section 16(a)
Beneficial Ownership Reporting Compliance" in the Proxy Statement which information is incorporated herein by reference.

ITEM 10.  EXECUTIVE COMPENSATION
--------------------------------

     The information contained under the section captioned "Proposal I - Election of Directors - Executive Compensation" in the Proxy Statement is incorporated herein by reference.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
--------------------------------------------------------------------------------

     For information regarding the security ownership of certain beneficial owners, reference is made to the sections captioned "Proposal I - Election of Directors" and "Voting Securities and Principal Holders Thereof" in the Proxy Statement, which information is incorporated herein by reference.

     EQUITY COMPENSATION PLAN INFORMATION. The following table sets forth certain information with respect to securities to be issued under the Company's equity compensation plans as of June 30, 2002.

                                                (a)                     (b)                     (c)
                                             Number of               Weighted-               Number of
                                         Securities To Be             Average          Securities Remaining
                                            Issued Upon           Exercise Price           Available for
                                            Exercise of           of Outstanding       Future Issuance Under
                                            Outstanding              Options,       Equity Compensation Plans
                                         Options, Warrants         Warrants and       (Excluding Securities
   Plan Category                            and Rights                Rights         Reflected in Column (a))
   -------------                            ----------                ------         -----------------------
Equity compensation plans
 approved by security holders:

         1992 Stock Option Plan               16,783                 $  9.08                   2,769
         2000 Long-term Incentive
            Compensation Plan                     --                 $    --                  65,000


Equity compensation plans not
 approved by security holders:                   N/A                     N/A                     N/A
------------------------------            --------------          -------------          --------------
Total                                         16,783                 $  9.08                  67,769
------------------------------            --------------          -------------          --------------

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
--------------------------------------------------------

     The information required by this item is incorporated herein by reference to the section captioned "Proposal I - Election of Directors" of the Proxy Statement.

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

     4    Common Stock Certificate of HFB Financial Corporation *

     10.1 HFB Financial Corporation Stock Option Plan *

     10.2 Home Federal Bank, Federal Savings Bank Management *
          Recognition Plan

     10.3 Home Federal Bank, Federal Savings Bank Supplemental *
          Executive Retirement Plan

     10.4 2000 Long-Term Incentive Compensation Plan **

     10.5 Amended and Restated  Employment  Agreement between the Bank and David
          B. Cook

     10.6 Amended and Restated Employment Agreement between the Bank and Stanley Alexander, Jr.

     10.7 Amended and Restated Employment Agreement between the Bank and Kenneth Jones

     13 Portions of the Annual Report to Stockholders for the Fiscal Year Ended June 30, 2002

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


/s/ David B. Cook                                            September 25, 2002
-----------------
David B. Cook
President and Chief Executive Officer
and Director
(Principal Executive Officer)


/s/ Stanley Alexander, Jr.                                   September 25, 2002
--------------------------
Stanley Alexander, Jr.
Chief Financial Officer
(Principal Financial and Accounting Officer)


/s/ Kenneth V. Jones                                         September 25, 2002
--------------------
Kenneth V. Jones
Chief Operating Officer and Director


/s/ Roger Roper                                              September 25, 2002
---------------
Roger Roper
Vice President and Director


/s/ Frances Coffey Rasnic                                    September 25, 2002
-------------------------
Frances Coffey Rasnic
Director


/s/ Earl Burchfield                                          September 25, 2002
-------------------
Earl Burchfield
Secretary-Treasurer and Director


/s/ Robert V. Costanzo                                       September 25, 2002
----------------------
Robert V. Costanzo
Chairman and Director

RIDER 20A
                                 CERTIFICATIONS

I, David B. Cook, certify that:

     (1) I have reviewed this annual report on Form 10-K of HFB Financial Corporation;

     (2) Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report; and

     (3) Based on my knowledge, the financial statements and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.



September 25, 2002

/s/ David B. Cook
-----------------
David B. Cook
Chief Executive Officer



I, Stanley Alexander, Jr., certify that:

     (1) I have reviewed this annual report on Form 10-K of HFB Financial Corporation;

     (2) Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report; and

     (3) Based on my knowledge, the financial statements and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.




September 25, 2002

/s/ Stanley Alexander, Jr.
--------------------------
Stanley Alexander, Jr.
Chief Financial Officer

EXHIBIT 21

                         SUBSIDIARIES OF THE REGISTRANT


Parent
------

HFB Financial Corporation

                                               State or Other
                                               Jurisdiction of       Percentage
Subsidiaries (1)                               Incorporation         Ownership
----------------                               -------------         ---------

Home Federal Bank Corporation                  Kentucky                 100%


Subsidiary of Home Federal Bank Corporation
-------------------------------------------

Home Service Corporation                       Kentucky                 100%



---------------
     (1) The assets, liabilities and operations of the subsidiary are included in the consolidated financial statements contained in the annual Report to Stockholders attached hereto as an exhibit.

                                HOME FEDERAL BANK

                           --------------------------

                            EMPLOYMENT AGREEMENT WITH
                                  DAVID B. COOK
                           --------------------------


         THIS AGREEMENT entered into this 1st day of January 1, 2002, by and between Home Federal Bank, (the "Bank"), and David B. Cook (the "Executive"), effective on the Effective Date, is an amendment and restatement of the agreement entered into by and between the Bank and David B. Cook on January 1, 2001.

         WHEREAS, the parties desire by this writing to set forth the continuing employment relationship of the Bank and the Executive.

         NOW, THEREFORE, it is AGREED as follows:

         1.   Defined Terms

         When used anywhere in this Agreement, the following terms shall have the meaning set forth herein.

                    (a) "Board" shall mean the Board of Directors of the Bank.

                    (b) "Change in Control" shall mean any one of the following events: (i) the acquisition of ownership, holding or power to vote more than 25% of the Bank's or the Company's voting stock, (ii) the acquisition of the ability to control the election of a majority of the Bank's or the Company's directors,
(iii) the acquisition of a controlling influence over the management or policies of the Bank or the Company by any person or by persons acting as a "group" (within the meaning of Section 13(d) of the Securities Exchange Act of 1934), or
(iv) during any period of two consecutive years, individuals (the "Continuing Directors") who at the beginning of such period constitute the Board of Directors of the Bank or the Company (the "Existing Board") cease for any reason to constitute at least two-thirds thereof, provided that any individual whose election or nomination for election as a member of the Existing Board was approved by a vote of at least two-thirds of the Continuing Directors then in office shall be considered a Continuing Director. Notwithstanding the foregoing, in the case of (i), (ii) and (iii) hereof, ownership or control of the Bank by the Company itself shall not constitute a Change in Control. For purposes of this paragraph only, the term "person" refers to an individual or a corporation, partnership, trust, association, joint venture, pool, syndicate, sole proprietorship, unincorporated organization or any other form of entity not specifically listed herein.

                    (c) "Code" shall mean the Internal Revenue Code of 1986, as amended from time to time, and as interpreted through applicable rulings and regulations in effect from time to time.

                    (d) "Code ss.280G Maximum" shall mean the product of 2.99 and his "base amount" as defined in Code ss.280G(b)(3).

                    (e) "Company" shall mean HFB Financial Corporation.

                    (f) "Disability" shall mean, for purposes of this Agreement, a physical or mental infirmity which impairs the Executive's ability to substantially perform his duties under this Agreement and which results in the Executive becoming eligible for long-term disability benefits under the Bank's long-term disability plan (or, if the Bank has no such plan in effect, which impairs the Executive's ability to substantially perform his duties under this Agreement for a period of 180 consecutive days).

                    (g) "Effective Date" shall mean January 1, 2002.

                    (h) "Expiration Date" shall mean the date on which the term of this Agreement expires pursuant to Section 5 hereof (taking into account any and all renewals of such term).

                    (i) "Good Reason" shall mean any of the following events, which has not been consented to in advance by the Executive in writing: (i) the requirement that the Executive move his personal residence, or perform his principal executive functions, more than 35 miles from his primary office as of the later of the Effective Date and the most recent voluntary relocation by the Executive; (ii) a material reduction in the Executive's base compensation under this Agreement as the same may be increased from time to time; (iii) the failure by the Bank to continue to provide the Executive with compensation and benefits provided under this Agreement as the same may be increased from time to time, or with benefits substantially similar to those provided to him under any of the employee benefit plans in which the Executive now or hereafter becomes a participant, or the taking of any action by the Bank which would directly or indirectly reduce any of such benefits or deprive the Executive of any material fringe benefit enjoyed by him under this Agreement; (iv) the assignment to the Executive of duties and responsibilities materially different from those normally associated with his position; (v) a failure to reelect the Executive to the Board of Directors of the Bank; (vi) a material diminution or reduction in the Executive's responsibilities or authority (including reporting responsibilities) in connection with his employment with the Bank; or (vii) a material reduction in the secretarial or other administrative support of the Executive.

                    (j) "Just Cause" shall mean, in the good faith determination of the Board, the Executive's personal dishonesty, incompetence, willful misconduct, breach of fiduciary duty involving personal profit, intentional failure to perform stated duties, willful violation of any law, rule or regulation (other than traffic violations or similar offenses) or final cease-and-desist order, or material breach of any provision of this Agreement. No act, or failure to act, on the Executive's part shall be considered "willful" unless he has acted, or failed to act, with an absence of good faith and without a reasonable belief that his action or failure to act was in the best interest of the Bank.

                    (k) "Present Value" shall mean the applicable federal rate, as determined in accordance with the rules and regulations under Code ss.280G.

                    (l) "Protected Period" shall mean the period that begins on the date six months before a Change in Control and ends on the later of the second annual anniversary of the Change in Control or the expiration date of this Agreement.

                    (m) "Trust" shall mean a grantor trust that is designed in accordance with Revenue Procedure 92-64 and has a trustee independent of the Bank.

         2. Employment. The Executive is employed as the President and Chief Executive Officer of the Bank. The Executive shall render such administrative and management services for the Bank as are currently rendered and as are customarily performed by persons situated in a similar executive capacity. The Executive shall also promote, by entertainment or otherwise, as and to the extent permitted by law, the business of the Bank. The Executive's other duties shall be such as the Board may from time to time reasonably direct, including normal duties as an officer of the Bank.

         3. Base Compensation. The Bank agrees to pay the Executive during the term of this Agreement a salary at the rate of $162,000.00 per annum, payable in cash not less frequently than monthly. The Board shall review, not less often than annually, the rate of the Executive's salary, and in its sole discretion may decide to increase his salary.

         4. Discretionary Bonuses. The Executive shall participate in an equitable manner with all other senior management employees of the Bank in discretionary bonuses that the Board may award from time to time to the Bank's senior management employees. No other compensation provided for in this Agreement shall be deemed a substitute for the Executive's right to participate in such discretionary bonuses. Notwithstanding the foregoing, following a Change in Control, the Executive shall receive discretionary bonuses that are made no less frequently than, and in annual amounts not less than, the average annual discretionary bonuses paid to the Executive during each of the three calendar years immediately preceding the year in which such Change in Control occurs.

         5.  Other Benefits.

                    (a) Participation in Retirement, Medical and Other Plans. During the term of this Agreement, the Executive shall be eligible to participate in the following benefit plans maintained by the Bank: group hospitalization, disability, health, dental, sick leave, life insurance, travel and/or accident insurance, auto allowance/auto lease, retirement, pension, and/or other present or future qualified plans provided by the Bank, generally, which benefits, taken as a whole, must be at least as favorable as those in effect on the Effective Date. Further, if the Executive retires from employment with the Bank at or after age 55 and for a reason other than Just Cause, the Bank shall provide the Executive and his legal dependents with medical insurance coverage that is not less favorable than the coverage that the Bank provides for its officers. The Bank shall pay all premiums for this coverage, shall provide it for the Executive's lifetime, and agrees that this obligation shall survive expiration of this Agreement.

                    (b) Employee Benefits; Expenses. The Executive shall be eligible to participate in any fringe benefits which are or may become available to the Bank's senior management employees, including for example: any stock option or incentive compensation plans, and any other benefits which are commensurate with the responsibilities and functions to be performed by the Executive under this Agreement. The Executive shall be reimbursed for all reasonable out-of-pocket business expenses which he shall incur in connection with his services under this Agreement upon substantiation of such expenses in accordance with the policies of the Bank.

         6. Term. The Bank hereby employs the Executive, and the Executive hereby accepts such employment under this Agreement, for the period commencing on the Effective Date and ending 36 months thereafter (or such earlier date as is determined in accordance with Section 10). Additionally, on each annual anniversary date from the Effective Date, the Executive's term of employment shall be extended for an additional one-year period beyond the then effective expiration date, provided the Board determines in a duly adopted resolution that the performance of the Executive has met the Board's requirements and standards, and that this Agreement shall be extended. Only those members of the Board who have no personal interest in this Employment Agreement shall discuss and vote on the approval and subsequent review of this Agreement.

         In the event the Executive serves the full term of this Agreement, and the Bank does not offer to renew this Agreement upon substantially the same terms and conditions for an additional three- year term, the Executive shall be entitled to a severance benefit equal to twelve months of his then current base monthly salary, plus such vested employee benefits to which the Executive may be entitled when due and payable.

         7.   Loyalty; Noncompetition.

                    (a) During the period of his employment hereunder and except for illnesses, reasonable vacation periods, and reasonable leaves of absence, the Executive shall devote all his full business time, attention, skill, and efforts to the faithful performance of his duties hereunder; provided, however, from time to time, the Executive may serve on the boards of directors of, and hold any other offices or positions in, companies or organizations, which will not present any conflict of interest with the Bank or any of its subsidiaries or affiliates, or unfavorably affect the performance of the Executive's duties pursuant to this Agreement, or will not violate any applicable statute or regulation. "Full business time" is hereby defined as that amount of time usually devoted to like companies by similarly situated executive officers. During the term of his employment under this Agreement, the Executive shall not engage in any business or activity contrary to the business affairs or interests of the Bank, or be gainfully employed in any other position or job other than as provided above.

                    (b) Nothing contained in this Section shall be deemed to prevent or limit the Executive's right to invest in the capital stock or other securities of any business dissimilar from that of the Bank, or, solely as a passive or minority investor, in any business.

         8. Standards. The Executive shall perform his duties under this Agreement in accordance with such reasonable standards as the Board may establish from time to time. The Bank will provide the Executive with the working facilities and staff customary for similar executives and necessary for him to perform his duties.

         9. Vacation and Sick Leave. At such reasonable times as the Board shall in its discretion permit, the Executive shall be entitled, without loss of pay, to absent himself voluntarily from the performance of his employment under this Agreement, all such voluntary absences to count as vacation time, provided that:

                    (a) The Executive shall be entitled to an annual vacation in accordance with the policies that the Board periodically establishes for senior management employees of the Bank.

                    (b) The Executive shall not receive any additional compensation from the Bank on account of his failure to take a vacation, and the Executive shall not accumulate unused vacation or sick leave from one fiscal year to the next, except in either case to the extent authorized by the Board.

                    (c) In addition to the aforesaid paid vacations, the Executive shall be entitled without loss of pay, to absent himself voluntarily from the performance of his employment with the Bank for such additional periods of time and for such valid and legitimate reasons as the Board may in its discretion determine. Further, the Board may grant to the Executive a leave or leaves of absence, with or without pay, at such time or times and upon such terms and conditions as such Board in its discretion may determine.

                    (d) In addition, the Executive shall be entitled to an annual sick leave benefit as established by the Board.

         10. Termination and Termination Pay. Subject to Section 12 hereof, the Executive's employment hereunder may be terminated under the following circumstances:

                    (a) Death. The Executive's employment under this Agreement shall terminate upon his death during the term of this Agreement, in which event the Executive's estate shall be entitled to receive the compensation due the Executive through the Agreement's Expiration Date.

                    (b) Disability. The Bank may terminate the Executive's employment after having established the Executive's Disability. The Executive shall be entitled to the compensation and benefits provided for under this Agreement for (i) any period during the term of this Agreement and prior to the establishment of the Executive's Disability during which the Executive is unable to work due to the physical or mental infirmity, or (ii) any period of Disability which is prior to the Executive's termination of employment pursuant to this Section; provided that any benefits paid pursuant to the Bank's long term disability plan will continue as provided in such plan. During any period that the Executive shall receive disability benefits and to the extent that the Executive shall be physically and mentally able to do so, he shall furnish such information, assistance and documents so as to assist in the continued ongoing business of the Bank and, if able, shall make himself available to the Bank to undertake reasonable assignments consistent with his prior position and his physical and mental health. The Bank shall pay all reasonable expenses incident to the performance of any assignment given to the Executive during the disability period.

                    (c) Just Cause. The Board may, by written notice to the Executive, immediately terminate his employment at any time, for Just Cause. The Executive shall have no right to receive compensation or other benefits for any period after termination for Just Cause.

                    (d) Without Just Cause; Constructive Discharge. The Board may, by written notice to the Executive, immediately terminate his employment at any time for a reason other than Just Cause, in which event the Executive shall be entitled to receive the following compensation and benefits (unless such termination occurs during the Protected Period, in which event the benefits and compensation provided for in Section 12 shall apply): (i) the salary provided pursuant to Section 3 hereof, up to the Expiration Date, plus said salary for an additional 12-month period, and (ii) at the Executive's election either (A) cash in an amount equal to the Present Value of the cost to the Executive of obtaining all health, life, disability and other benefits which the Executive would have been eligible to participate in through the Expiration Date based upon the benefit levels substantially equal to those that the Bank provided for the Executive at the date of termination of employment, or (B) continued participation under such Bank benefit plans through the Expiration Date, but only to the extent the Executive continues to qualify for participation therein; provided that in no event shall the total value of the payments due under (i) and (ii) hereof exceed three years' total compensation. All amounts payable to the Executive shall be paid, at the option of the Executive, either in periodic payments through the Expiration Date, or in one lump sum within ten days of such termination (in which event he shall receive the Present Value of such periodic payments).

                    (e) Good Reason. The Executive shall be entitled to receive the compensation and benefits payable under subsection 10(d) hereof in the event that he voluntarily terminates employment within 90 days of an event that constitutes Good Reason, (unless such voluntary termination occurs during the Protected Period, in which event the benefits and compensation provided for in
Section 12 shall apply).

                    (f) Voluntary Termination by Executive. Subject to Section 12 hereof, the Executive may voluntarily terminate employment with the Bank during the term of this Agreement, upon at least 90 days' prior written notice to the Board, in which case the Executive shall receive only his compensation, vested rights and employee benefits up to the date of his termination (unless such termination occurs pursuant to Section 10(e) hereof or within the Protected Period, in which event the benefits and compensation provided for in Sections 10(d) or 12, as applicable, shall apply).

         11. No Mitigation. The Executive shall not be required to mitigate the amount of any payment provided for in this Agreement by seeking other employment or otherwise and no such payment shall be offset or reduced by the amount of any compensation or benefits provided to the Executive in any subsequent employment.

         12.  Change in Control.

                    (a) Trigger Events. The Executive shall be entitled to collect the severance benefits set forth in subsection (b) hereof in the event that either (i) the Executive voluntarily terminates employment either for any reason other than Just Cause within the 30-day period beginning on the date of a Change in Control, (ii) the Executive voluntarily terminates employment within 90 days of an event that both occurs during the Protected Period and constitutes Good Reason, or (iii) the Bank or its successor(s) in interest terminates the Executive's employment without his written consent and for any reason other than Just Cause during the Protected Period.

                    (b) Amount of Severance Benefit. If the Executive becomes entitled to collect severance benefits pursuant to Section 12(a) hereof, the Bank shall pay the Executive a severance benefit equal to the difference between the Code ss.280G Maximum and the sum of any other "parachute payments" as defined under Code ss.280G(b)(2) that the Executive receives on account of the Change in Control. Said sum shall be paid, at the election of the Executive, either (i) in one lump sum within ten days of the later of the date of the Change in Control and the

Executive's last day of employment with the Bank, or (ii) periodic payments over a period of up to sixty months with interest accruing on unpaid amounts at the same rate that would be applied to determine Present Value. In the event that the Executive and the Bank jointly agree that the Executive has collected an amount exceeding the Code ss.280G Maximum, the parties may agree in writing that such excess shall be treated as a loan ab initio which the Executive shall repay to the Bank, on terms and conditions mutually agreeable to the parties, together with interest at the applicable federal rate provided for in Section 7872(f)(2)(B) of the Code.

                    (c) Funding of Grantor Trust upon Change in Control. Notwithstanding any other provision of this Agreement that may be contrary or inconsistent herewith, not later than ten business days after a Change in Control, the Bank shall (i) deposit in a Trust an amount equal to the Code ss.280G Maximum, unless the Executive has previously provided a written release of any claims under this Agreement, and (ii) provide the trustee of the Trust with a written direction to hold said amount and any investment return thereon in a segregated account for the benefit of the Executive, and to follow the procedures set forth in the next paragraph as to the payment of such amounts from the Trust. At any time or from time to time during the 27-consecutive month period after a Change in Control, the Executive may provide the trustee of the Trust with a written notice directing that the trustee pay to the Executive an amount designated in the notice as being payable pursuant to this Agreement. Within three business days after receiving said notice, the trustee of the Trust shall pay the Executive the amount designated therein in immediately available funds, and shall thereafter send the Bank a written notice thereof. Upon the earlier of the Trust's final payment of all amounts due under the following paragraph or the date 27 months after the Change in Control, the trustee of the Trust shall pay to the Bank the entire balance remaining in the segregated account maintained for the benefit of the Executive. The Executive shall thereafter have no further interest in the Trust.

         13. Indemnification. The Bank agrees that its Bylaws shall continue to provide for indemnification of directors, officers, employees and agents of the Bank, including the Executive, during the full term of this Agreement, and to at all times provide adequate insurance for such purposes.

         14. Reimbursement of Executive for Enforcement Proceedings. In the event that any dispute arises between the Executive and the Bank as to the terms or interpretation of this Agreement, whether instituted by formal legal proceedings or otherwise, including any action that the Executive takes to defend against any action taken by the Bank, the Executive shall be reimbursed for all costs and expenses, including reasonable attorneys' fees, arising from such dispute, proceedings or actions, provided that the Executive obtains either a written settlement or a final judgement by a court of competent jurisdiction substantially in his favor. Such reimbursement shall be paid within ten days of the Executive's furnishing to the Bank written evidence, which may be in the form, among other things, of a cancelled check or receipt, of any costs or expenses incurred by the Executive.

         15. Federal Income Tax Withholding. The Bank may withhold all federal and state income or other taxes from any benefit payable under this Agreement as shall be required pursuant to any law or government regulation or ruling.

         16.  Successors and Assigns.

                    (a) Bank. This Agreement shall not be assignable by the Bank, provided that this Agreement shall inure to the benefit of and be binding upon any corporate or other successor of the Bank which shall acquire, directly or indirectly, by merger, consolidation, purchase or otherwise, all or substantially all of the assets or stock of the Bank, as the case may be.

                    (b) Executive. Since the Bank is contracting for the unique and personal skills of the Executive, the Executive shall be precluded from assigning or delegating his rights or duties hereunder without first obtaining the written consent of the Bank; provided, however, that nothing in this paragraph shall preclude (i) the Executive from designating a beneficiary to receive any benefit payable hereunder upon his death, or (ii) the executors, administrators, or other legal representatives of the Executive or his estate from assigning any rights hereunder to the person or persons entitled thereunto.

                    (c) Attachment. Except as required by law, no right of the Executive to receive payments under this Agreement shall be subject to anticipation, commutation, alienation, sale, assignment, encumbrance, charge, pledge, or hypothecation or to exclusion, attachment, levy or similar process or assignment by operation of law, and any attempt, voluntary or involuntary, to effect any such action shall be null, void and of no effect.

         17. Amendments. No amendments or additions to this Agreement shall be binding unless made in writing and signed by all of the parties, except as herein otherwise specifically provided.

         18. Applicable Law. Except to the extent preempted by Federal law, the laws of the State of Kentucky shall govern this Agreement in all respects, whether as to its validity, construction, capacity, performance or otherwise.

         19. Severability. The provisions of this Agreement shall be deemed severable and the invalidity or unenforceability of any provision shall not affect the validity or enforceability of the other provisions hereof.

         20. Entire Agreement. This Agreement, together with any understanding or modifications thereof as agreed to in writing by the parties, shall constitute the entire agreement between the parties hereto and shall supersede any prior agreement between the parties.

         IN WITNESS WHEREOF, the parties have executed this Agreement on the day and year first hereinabove written.
                                             HOME FEDERAL BANK
Witnessed by:


______________________                       By:________________________________
Acting Secretary                                Its Chairman of the Board

                                             EXECUTIVE

Witnessed by:


______________________                       ___________________________________
Acting Secretary                                   David B. Cook

                                HOME FEDERAL BANK

                           --------------------------

                            EMPLOYMENT AGREEMENT WITH
                             STANLEY ALEXANDER, JR.
                           --------------------------


         THIS AGREEMENT entered into this 1st day of January, 2002, by and between Home Federal Bank, (the "Bank"), and Stanley Alexander, Jr. (the "Executive"), effective on the Effective Date, is an amendment and restatement of the agreement entered into by and between the Bank and Stanley Alexander, Jr. on January 1, 2001.

         WHEREAS, the parties desire by this writing to set forth the continuing employment relationship of the Bank and the Executive.

         NOW, THEREFORE, it is AGREED as follows:

         1.    Defined Terms

         When used anywhere in this Agreement, the following terms shall have the meaning set forth herein.

                    (a) "Board" shall mean the Board of Directors of the Bank.

                    (b) "Change in Control" shall mean any one of the following events: (i) the acquisition of ownership, holding or power to vote more than 25% of the Bank's or the Company's voting stock, (ii) the acquisition of the ability to control the election of a majority of the Bank's or the Company's directors,
(iii) the acquisition of a controlling influence over the management or policies of the Bank or the Company by any person or by persons acting as a "group" (within the meaning of Section 13(d) of the Securities Exchange Act of 1934), or
(iv) during any period of two consecutive years, individuals (the "Continuing Directors") who at the beginning of such period constitute the Board of Directors of the Bank or the Company (the "Existing Board") cease for any reason to constitute at least two-thirds thereof, provided that any individual whose election or nomination for election as a member of the Existing Board was approved by a vote of at least two-thirds of the Continuing Directors then in office shall be considered a Continuing Director. Notwithstanding the foregoing, in the case of (i), (ii) and (iii) hereof, ownership or control of the Bank by the Company itself shall not constitute a Change in Control. For purposes of this paragraph only, the term "person" refers to an individual or a corporation, partnership, trust, association, joint venture, pool, syndicate, sole proprietorship, unincorporated organization or any other form of entity not specifically listed herein.

                    (c) "Code" shall mean the Internal Revenue Code of 1986, as amended from time to time, and as interpreted through applicable rulings and regulations in effect from time to time.

                    (d) "Code ss.280G Maximum" shall mean the product of 2.99 and his "base amount" as defined in Code ss.280G(b)(3).

                    (e) "Company" shall mean HFB Financial Corporation.

                    (f) "Disability" shall mean, for purposes of this Agreement, a physical or mental infirmity which impairs the Executive's ability to substantially perform his duties under this Agreement and which results in the Executive becoming eligible for long-term disability benefits under the Bank's long-term disability plan (or, if the Bank has no such plan in effect, which impairs the Executive's ability to substantially perform his duties under this Agreement for a period of 180 consecutive days).

                    (g) "Effective Date" shall mean January 1, 2002.

                    (h) "Expiration Date" shall mean the date on which the term of this Agreement expires pursuant to Section 5 hereof (taking into account any and all renewals of such term).

                    (i) "Good Reason" shall mean any of the following events, which has not been consented to in advance by the Executive in writing: (i) the requirement that the Executive move his personal residence, or perform his principal executive functions, more than 35 miles from his primary office as of the later of the Effective Date and the most recent voluntary relocation by the Executive; (ii) a material reduction in the Executive's base compensation under this Agreement as the same may be increased from time to time; (iii) the failure by the Bank to continue to provide the Executive with compensation and benefits provided under this Agreement as the same may be increased from time to time, or with benefits substantially similar to those provided to him under any of the employee benefit plans in which the Executive now or hereafter becomes a participant, or the taking of any action by the Bank which would directly or indirectly reduce any of such benefits or deprive the Executive of any material fringe benefit enjoyed by him under this Agreement; (iv) the assignment to the Executive of duties and responsibilities materially different from those normally associated with his position; (v) a failure to reelect the Executive to the Board of Directors of the Bank; (vi) a material diminution or reduction in the Executive's responsibilities or authority (including reporting responsibilities) in connection with his employment with the Bank; or (vii) a material reduction in the secretarial or other administrative support of the Executive.

                    (j) "Just Cause" shall mean, in the good faith determination of the Board, the Executive's personal dishonesty, incompetence, willful misconduct, breach of fiduciary duty involving personal profit, intentional failure to perform stated duties, willful violation of any law, rule or regulation (other than traffic violations or similar offenses) or final cease-and-desist order, or material breach of any provision of this Agreement. No act, or failure to act, on the Executive's part shall be considered "willful" unless he has acted, or failed to act, with an absence of good faith and without a reasonable belief that his action or failure to act was in the best interest of the Bank.

                    (k) "Present Value" shall mean the applicable federal rate, as determined in accordance with the rules and regulations under Code ss.280G.

                    (l) "Protected Period" shall mean the period that begins on the date six months before a Change in Control and ends on the later of the second annual anniversary of the Change in Control or the expiration date of this Agreement.

                    (m) "Trust" shall mean a grantor trust that is designed in accordance with Revenue Procedure 92-64 and has a trustee independent of the Bank.

         2. Employment. The Executive is employed as the Chief Financial Officer of the Bank. The Executive shall render such administrative and management services for the Bank as are currently rendered and as are customarily performed by persons situated in a similar executive capacity, including as a full-time employee and officer of the Bank, service on the Bank's Audit, Asset/Liability Management and Investment Committees which meet regularly. The Executive shall also promote, by entertainment or otherwise, as and to the extent permitted by law, the business of the Bank. The Executive's other duties shall be such as the Board may from time to time reasonably direct, including normal duties as an officer of the Bank.

         3. Base Compensation. The Bank agrees to pay the Executive during the term of this Agreement a salary at the rate of $80,000.00 per annum, payable in cash not less frequently than monthly. The Board shall review, not less often than annually, the rate of the Executive's salary, and in its sole discretion may decide to increase his salary.

         4. Discretionary Bonuses. The Executive shall participate in an equitable manner with all other senior management employees of the Bank in discretionary bonuses that the Board may award from time to time to the Bank's senior management employees. No other compensation provided for in this Agreement shall be deemed a substitute for the Executive's right to participate in such discretionary bonuses. Notwithstanding the foregoing, following a Change in Control, the Executive shall receive discretionary bonuses that are made no less frequently than, and in annual amounts not less than, the average annual discretionary bonuses paid to the Executive during each of the three calendar years immediately preceding the year in which such Change in Control occurs.

         5.  Other Benefits.

                    (a) Participation in Retirement, Medical and Other Plans. During the term of this Agreement, the Executive shall be eligible to participate in the following benefit plans maintained by the Bank: group hospitalization, disability, health, dental, sick leave, life insurance, travel and/or accident insurance, auto allowance/auto lease, retirement, pension, and/or other present or future qualified plans provided by the Bank, generally, which benefits, taken as a whole, must be at least as favorable as those in effect on the Effective Date. Further, if the Executive retires from employment with the Bank at or after age 55 and for a reason other than Just Cause, the Bank shall provide the Executive and his legal dependents with medical insurance coverage that is not less favorable than the coverage that the Bank provides for its officers. The Bank shall pay all premiums for this coverage, shall provide it for the Executive's lifetime, and agrees that this obligation shall survive expiration of this Agreement.

                    (b) Employee Benefits; Expenses. The Executive shall be eligible to participate in any fringe benefits which are or may become available to the Bank's senior management employees, including for example: any stock option or incentive compensation plans, and any other benefits which are commensurate with the responsibilities and functions to be performed by the Executive under this Agreement. The Executive shall be reimbursed for all reasonable out-of-pocket business expenses which he shall incur in connection with his services under this Agreement upon substantiation of such expenses in accordance with the policies of the Bank.

         6. Term. The Bank hereby employs the Executive, and the Executive hereby accepts such employment under this Agreement, for the period commencing on the Effective Date and ending 36 months thereafter (or such earlier date as is determined in accordance with Section 10). Additionally, on each annual anniversary date from the Effective Date, the Executive's term of employment shall be extended for an additional one-year period beyond the then effective expiration date, provided the Board determines in a duly adopted resolution that the performance of the Executive has met the Board's requirements and standards, and that this Agreement shall be extended. Only those members of the Board who have no personal interest in this Employment Agreement shall discuss and vote on the approval and subsequent review of this Agreement.

         In the event the Executive serves the full term of this Agreement, and the Bank does not offer to renew this Agreement upon substantially the same terms and conditions for an additional three- year term, the Executive shall be entitled to a severance benefit equal to twelve months of his then current base monthly salary, plus such vested employee benefits to which the Executive may be entitled when due and payable.

         7.  Loyalty; Noncompetition.

                    (a) During the period of his employment hereunder and except for illnesses, reasonable vacation periods, and reasonable leaves of absence, the Executive shall devote all his full business time, attention, skill, and efforts to the faithful performance of his duties hereunder; provided, however, from time to time, the Executive may serve on the boards of directors of, and hold any other offices or positions in, companies or organizations, which will not present any conflict of interest with the Bank or any of its subsidiaries or affiliates, or unfavorably affect the performance of the Executive's duties pursuant to this Agreement, or will not violate any applicable statute or regulation. "Full business time" is hereby defined as that amount of time usually devoted to like companies by similarly situated executive officers. During the term of his employment under this Agreement, the Executive shall not engage in any business or activity contrary to the business affairs or interests of the Bank, or be gainfully employed in any other position or job other than as provided above.

                    (b) Nothing contained in this Section shall be deemed to prevent or limit the Executive's right to invest in the capital stock or other securities of any business dissimilar from that of the Bank, or, solely as a passive or minority investor, in any business.

         8. Standards. The Executive shall perform his duties under this Agreement in accordance with such reasonable standards as the Board may establish from time to time. The Bank will provide the Executive with the working facilities and staff customary for similar executives and necessary for him to perform his duties.

         9. Vacation and Sick Leave. At such reasonable times as the Board shall in its discretion permit, the Executive shall be entitled, without loss of pay, to absent himself voluntarily from the performance of his employment under this Agreement, all such voluntary absences to count as vacation time, provided that:

                    (a) The Executive shall be entitled to an annual vacation in accordance with the policies that the Board periodically establishes for senior management employees of the Bank.

                    (b) The Executive shall not receive any additional compensation from the Bank on account of his failure to take a vacation, and the Executive shall not accumulate unused vacation or sick leave from one fiscal year to the next, except in either case to the extent authorized by the Board.

                    (c) In addition to the aforesaid paid vacations, the Executive shall be entitled without loss of pay, to absent himself voluntarily from the performance of his employment with the Bank for such additional periods of time and for such valid and legitimate reasons as the Board may in its discretion determine. Further, the Board may grant to the Executive a leave or leaves of absence, with or without pay, at such time or times and upon such terms and conditions as such Board in its discretion may determine.

                    (d) In addition, the Executive shall be entitled to an annual sick leave benefit as established by the Board.

         10.  Termination and Termination Pay. Subject to Section 12 hereof, the
Executive's   employment   hereunder  may  be  terminated  under  the  following
circumstances:

                    (a) Death. The Executive's employment under this Agreement shall terminate upon his death during the term of this Agreement, in which event the Executive's estate shall be entitled to receive the compensation due the Executive through the Agreement's Expiration Date.

                    (b) Disability. The Bank may terminate the Executive's employment after having established the Executive's Disability. The Executive shall be entitled to the compensation and benefits provided for under this Agreement for (i) any period during the term of this Agreement and prior to the establishment of the Executive's Disability during which the Executive is unable to work due to the physical or mental infirmity, or (ii) any period of Disability which is prior to the Executive's termination of employment pursuant to this Section; provided that any benefits paid pursuant to the Bank's long term disability plan will continue as provided in such plan. During any period that the Executive shall receive disability benefits and to the extent that the Executive shall be physically and mentally able to do so, he shall furnish such information, assistance and documents so as to assist in the continued ongoing business of the Bank and, if able, shall make himself available to the Bank to undertake reasonable assignments consistent with his prior position and his physical and mental health. The Bank shall pay all reasonable expenses incident to the performance of any assignment given to the Executive during the disability period.

                    (c) Just Cause. The Board may, by written notice to the Executive, immediately terminate his employment at any time, for Just Cause. The Executive shall have no right to receive compensation or other benefits for any period after termination for Just Cause.

                    (d) Without Just Cause;  Constructive  Discharge.  The Board
may, by written notice to the Executive, immediately terminate his employment at any time for a reason other than Just Cause, in which event the Executive shall be entitled to receive the following compensation and benefits (unless such termination occurs during the Protected Period, in which event the benefits and compensation provided for in Section 12 shall apply): (i) the salary provided pursuant to Section 3 hereof, up to the Expiration Date, plus said salary for an additional 12-month period, and (ii) at the Executive's election either (A) cash in an amount equal to the Present Value of the cost to the Executive of obtaining all health, life, disability and other benefits which the Executive would have been eligible to participate in through the Expiration Date based upon the benefit levels substantially equal to those that the Bank provided for the Executive at the date of termination of employment, or (B) continued participation under such Bank benefit plans through the Expiration Date, but only to the extent the Executive continues to qualify for participation therein; provided that in no event shall the total value of the payments due under (i) and (ii) hereof exceed three years' total compensation. All amounts payable to the Executive shall be paid, at the option of the Executive, either in periodic payments through the Expiration Date, or in one lump sum within ten days of such termination (in which event he shall receive the Present Value of such periodic payments).

                    (e) Good Reason. The Executive shall be entitled to receive the compensation and benefits payable under subsection 10(d) hereof in the event that he voluntarily terminates employment within 90 days of an event that constitutes Good Reason, (unless such voluntary termination occurs during the Protected Period, in which event the benefits and compensation provided for in
Section 12 shall apply).

                    (f) Voluntary Termination by Executive. Subject to Section 12 hereof, the Executive may voluntarily terminate employment with the Bank during the term of this Agreement, upon at least 90 days' prior written notice to the Board, in which case the Executive shall receive only his compensation, vested rights and employee benefits up to the date of his termination (unless such termination occurs pursuant to Section 10(e) hereof or within the Protected Period, in which event the benefits and compensation provided for in Sections 10(d) or 12, as applicable, shall apply).

         11. No Mitigation. The Executive shall not be required to mitigate the amount of any payment provided for in this Agreement by seeking other employment or otherwise and no such payment shall be offset or reduced by the amount of any compensation or benefits provided to the Executive in any subsequent employment.

         12.   Change in Control.

                    (a) Trigger Events. The Executive shall be entitled to collect the severance benefits set forth in subsection (b) hereof in the event that either (i) the Executive voluntarily terminates employment either for any reason other than Just Cause within the 30-day period beginning on the date of a Change in Control, (ii) the Executive voluntarily terminates employment within 90 days of an event that both occurs during the Protected Period and constitutes Good Reason, or (iii) the Bank or its successor(s) in interest terminates the Executive's employment without his written consent and for any reason other than Just Cause during the Protected Period.

                    (b) Amount of Severance Benefit. If the Executive becomes entitled to collect severance benefits pursuant to Section 12(a) hereof, the Bank shall pay the Executive a severance benefit equal to the difference between the Code ss.280G Maximum and the sum of any other "parachute payments" as defined under Code ss.280G(b)(2) that the Executive receives on account of the Change in Control. Said sum shall be paid, at the election of the Executive, either (i) in one lump sum within ten days of the later of the date of the Change in Control and the Executive's last day of employment with the Bank, or
(ii) periodic payments over a period of up to sixty months with interest accruing on unpaid amounts at the same rate that would be applied to determine Present Value. In the event that the Executive and the Bank jointly agree that the Executive has collected an amount exceeding the Code ss.280G Maximum, the parties may agree in writing that such excess shall be treated as a loan ab initio which the Executive shall repay to the Bank, on terms and conditions mutually agreeable to the parties, together with interest at the applicable federal rate provided for in Section 7872(f)(2)(B) of the Code.

                    (c) Funding of Grantor Trust upon Change in Control. Notwithstanding any other provision of this Agreement that may be contrary or inconsistent herewith, not later than ten business days after a Change in Control, the Bank shall (i) deposit in a Trust an amount equal to the Code ss.280G Maximum, unless the Executive has previously provided a written release of any claims under this Agreement, and (ii) provide the trustee of the Trust with a written direction to hold said amount and any investment return thereon in a segregated account for the benefit of the Executive, and to follow the procedures set forth in the next paragraph as to the payment of such amounts from the Trust. At any time or from time to time during the 27-consecutive month period after a Change in Control, the Executive may provide the trustee of the Trust with a written notice directing that the trustee pay to the Executive an amount designated in the notice as being payable pursuant to this Agreement. Within three business days after receiving said notice, the trustee of the Trust shall pay the Executive the amount designated therein in immediately available funds, and shall thereafter send the Bank a written notice thereof. Upon the earlier of the Trust's final payment of all amounts due under the following paragraph or the date 27 months after the Change in Control, the trustee of the Trust shall pay to the Bank the entire balance remaining in the segregated account maintained for the benefit of the Executive. The Executive shall thereafter have no further interest in the Trust.

         13. Indemnification. The Bank agrees that its Bylaws shall continue to provide for indemnification of directors, officers, employees and agents of the Bank, including the Executive, during the full term of this Agreement, and to at all times provide adequate insurance for such purposes.

         14. Reimbursement of Executive for Enforcement Proceedings. In the event that any dispute arises between the Executive and the Bank as to the terms or interpretation of this Agreement, whether instituted by formal legal proceedings or otherwise, including any action that the Executive takes to defend against any action taken by the Bank, the Executive shall be reimbursed for all costs and expenses, including reasonable attorneys' fees, arising from such dispute, proceedings or actions, provided that the Executive obtains either a written settlement or a final judgement by a court of competent jurisdiction substantially in his favor. Such reimbursement shall be paid within ten days of the Executive's furnishing to the Bank written evidence, which may be in the form, among other things, of a cancelled check or receipt, of any costs or expenses incurred by the Executive.

         15. Federal Income Tax Withholding. The Bank may withhold all federal and state income or other taxes from any benefit payable under this Agreement as shall be required pursuant to any law or government regulation or ruling.

         16.  Successors and Assigns.

                    (a) Bank. This Agreement shall not be assignable by the Bank, provided that this Agreement shall inure to the benefit of and be binding upon any corporate or other successor of the Bank which shall acquire, directly or indirectly, by merger, consolidation, purchase or otherwise, all or substantially all of the assets or stock of the Bank, as the case may be.

                    (b) Executive. Since the Bank is contracting for the unique and personal skills of the Executive, the Executive shall be precluded from assigning or delegating his rights or duties hereunder without first obtaining the written consent of the Bank; provided, however, that nothing in this paragraph shall preclude (i) the Executive from designating a beneficiary to receive any benefit payable hereunder upon his death, or (ii) the executors, administrators, or other legal representatives of the Executive or his estate from assigning any rights hereunder to the person or persons entitled thereunto.

                    (c) Attachment. Except as required by law, no right of the Executive to receive payments under this Agreement shall be subject to anticipation, commutation, alienation, sale, assignment, encumbrance, charge, pledge, or hypothecation or to exclusion, attachment, levy or similar process or assignment by operation of law, and any attempt, voluntary or involuntary, to effect any such action shall be null, void and of no effect.

         17. Amendments. No amendments or additions to this Agreement shall be binding unless made in writing and signed by all of the parties, except as herein otherwise specifically provided.

         18. Applicable Law. Except to the extent preempted by Federal law, the laws of the State of Kentucky shall govern this Agreement in all respects, whether as to its validity, construction, capacity, performance or otherwise.

         19. Severability. The provisions of this Agreement shall be deemed severable and the invalidity or unenforceability of any provision shall not affect the validity or enforceability of the other provisions hereof.

         20. Entire Agreement. This Agreement, together with any understanding or modifications thereof as agreed to in writing by the parties, shall constitute the entire agreement between the parties hereto and shall supersede any prior agreement between the parties.

         IN WITNESS WHEREOF, the parties have executed this Agreement on the day and year first hereinabove written.
                                        HOME FEDERAL BANK
Witnessed by:


________________________________        By:_____________________________________
Acting Secretary                           Its Chairman of the Board

                                        EXECUTIVE

Witnessed by:


________________________________        ________________________________________
Acting Secretary                               Stanley Alexander, Jr.

                                HOME FEDERAL BANK

                           --------------------------

                            EMPLOYMENT AGREEMENT WITH
                                KENNETH V. JONES
                           --------------------------


         THIS AGREEMENT entered into this 1st day of January, 2002, by and between Home Federal Bank, (the "Bank"), and Kenneth V. Jones (the "Executive"), effective on the Effective Date, is an amendment and restatement of the agreement entered into by and between the Bank and Kenneth V. Jones on January 1, 2001.

         WHEREAS, the parties desire by this writing to set forth the continuing employment relationship of the Bank and the Executive.

         NOW, THEREFORE, it is AGREED as follows:

         1.   Defined Terms

         When used anywhere in this Agreement, the following terms shall have the meaning set forth herein.

                    (a) "Board" shall mean the Board of Directors of the Bank.

                    (b) "Change in Control" shall mean any one of the following events: (i) the acquisition of ownership, holding or power to vote more than 25% of the Bank's or the Company's voting stock, (ii) the acquisition of the ability to control the election of a majority of the Bank's or the Company's directors,
(iii) the acquisition of a controlling influence over the management or policies of the Bank or the Company by any person or by persons acting as a "group" (within the meaning of Section 13(d) of the Securities Exchange Act of 1934), or
(iv) during any period of two consecutive years, individuals (the "Continuing Directors") who at the beginning of such period constitute the Board of Directors of the Bank or the Company (the "Existing Board") cease for any reason to constitute at least two-thirds thereof, provided that any individual whose election or nomination for election as a member of the Existing Board was approved by a vote of at least two-thirds of the Continuing Directors then in office shall be considered a Continuing Director. Notwithstanding the foregoing, in the case of (i), (ii) and (iii) hereof, ownership or control of the Bank by the Company itself shall not constitute a Change in Control. For purposes of this paragraph only, the term "person" refers to an individual or a corporation, partnership, trust, association, joint venture, pool, syndicate, sole proprietorship, unincorporated organization or any other form of entity not specifically listed herein.

                    (c) "Code" shall mean the Internal Revenue Code of 1986, as amended from time to time, and as interpreted through applicable rulings and regulations in effect from time to time.

                    (d) "Code ss.280G Maximum" shall mean the product of 1 and his "base amount" as defined in Code ss.280G(b)(3).

                    (e) "Company" shall mean HFB Financial Corporation.

                    (f) "Disability" shall mean, for purposes of this Agreement, a physical or mental infirmity which impairs the Executive's ability to substantially perform his duties under this Agreement and which results in the Executive becoming eligible for long-term disability benefits under the Bank's long-term disability plan (or, if the Bank has no such plan in effect, which impairs the Executive's ability to substantially perform his duties under this Agreement for a period of 180 consecutive days).

                    (g) "Effective Date" shall mean January 1, 2002.

                    (h) "Expiration Date" shall mean the date on which the term of this Agreement expires pursuant to Section 5 hereof (taking into account any and all renewals of such term).

                    (i) "Good Reason" shall mean any of the following events, which has not been consented to in advance by the Executive in writing: (i) the requirement that the Executive move his personal residence, or perform his principal executive functions, more than 35 miles from his primary office as of the later of the Effective Date and the most recent voluntary relocation by the Executive; (ii) a material reduction in the Executive's base compensation under this Agreement as the same may be increased from time to time; (iii) the failure by the Bank to continue to provide the Executive with compensation and benefits provided under this Agreement as the same may be increased from time to time, or with benefits substantially similar to those provided to him under any of the employee benefit plans in which the Executive now or hereafter becomes a participant, or the taking of any action by the Bank which would directly or indirectly reduce any of such benefits or deprive the Executive of any material fringe benefit enjoyed by him under this Agreement; (iv) the assignment to the Executive of duties and responsibilities materially different from those normally associated with his position; (v) a failure to reelect the Executive to the Board of Directors of the Bank; (vi) a material diminution or reduction in the Executive's responsibilities or authority (including reporting responsibilities) in connection with his employment with the Bank; or (vii) a material reduction in the secretarial or other administrative support of the Executive.

                    (j) "Just Cause" shall mean, in the good faith determination of the Board, the Executive's personal dishonesty, incompetence, willful misconduct, breach of fiduciary duty involving personal profit, intentional failure to perform stated duties, willful violation of any law, rule or regulation (other than traffic violations or similar offenses) or final cease-and-desist order, or material breach of any provision of this Agreement. No act, or failure to act, on the

Executive's part shall be considered "willful" unless he has acted, or failed to act, with an absence of good faith and without a reasonable belief that his action or failure to act was in the best interest of the Bank.

                    (k) "Present Value" shall mean the applicable federal rate, as determined in accordance with the rules and regulations under Code ss.280G.

                    (l) "Protected Period" shall mean the period that begins on the date six months before a Change in Control and ends on the later of the second annual anniversary of the Change in Control or the expiration date of this Agreement.

                    (m) "Trust" shall mean a grantor trust that is designed in accordance with Revenue Procedure 92-64 and has a trustee independent of the Bank.

         2. Employment. The Executive is employed as Chief Operations Officer of the Bank. The Executive shall render such administrative and management services for the Bank as are currently rendered and as are customarily performed by persons situated in a similar executive capacity, including as a full-time employee and officer of the Bank, service on the Bank's Asset/Liability Management and Investment Committees which meet regularly. The Executive shall also promote, by entertainment or otherwise, as and to the extent permitted by law, the business of the Bank. The Executive's other duties shall be such as the Board may from time to time reasonably direct, including normal duties as an officer of the Bank.

         3. Base Compensation. The Bank agrees to pay the Executive during the term of this Agreement a salary at the rate of $95,000.00 per annum, payable in cash not less frequently than monthly. The Board shall review, not less often than annually, the rate of the Executive's salary, and in its sole discretion may decide to increase his salary.

         4. Discretionary Bonuses. The Executive shall participate in an equitable manner with all other senior management employees of the Bank in discretionary bonuses that the Board may award from time to time to the Bank's senior management employees. No other compensation provided for in this Agreement shall be deemed a substitute for the Executive's right to participate in such discretionary bonuses. Notwithstanding the foregoing, following a Change in Control, the Executive shall receive discretionary bonuses that are made no less frequently than, and in annual amounts not less than, the average annual discretionary bonuses paid to the Executive during the calendar year immediately preceding the year in which such Change in Control occurs.

         5.  Other Benefits.

                    (a) Participation in Retirement, Medical and Other Plans. During the term of this Agreement, the Executive shall be eligible to participate in the following benefit plans maintained by the Bank: group hospitalization, disability, health, dental, sick leave, life insurance, travel and/or accident insurance, auto allowance/auto lease, retirement, pension, and/or other present or future qualified plans provided by the Bank, generally, which benefits, taken as a whole, must be at least as favorable as those in effect on the Effective Date. Further, if the Executive retires from employment with the Bank at or after age 55 and for a reason other than Just Cause, the Bank shall provide the Executive and his legal dependents with medical insurance coverage that is not less favorable than the coverage that the Bank provides for its officers. The Bank shall pay all premiums for this coverage, shall provide it for the Executive's lifetime, and agrees that this obligation shall survive expiration of this Agreement.

                    (b) Employee Benefits; Expenses. The Executive shall be eligible to participate in any fringe benefits which are or may become available to the Bank's senior management employees, including for example: any stock option or incentive compensation plans, and any other benefits which are commensurate with the responsibilities and functions to be performed by the Executive under this Agreement. The Executive shall be reimbursed for all reasonable out-of-pocket business expenses which he shall incur in connection with his services under this Agreement upon substantiation of such expenses in accordance with the policies of the Bank.

         6. Term. The Bank hereby employs the Executive, and the Executive hereby accepts such employment under this Agreement, for the period commencing on the Effective Date and ending 36 months thereafter (or such earlier date as is determined in accordance with Section 10). Additionally, on each annual anniversary date from the Effective Date, the Executive's term of employment shall be extended for an additional two-year period beyond the then effective expiration date, provided the Board determines in a duly adopted resolution that the performance of the Executive has met the Board's requirements and standards, and that this Agreement shall be extended. Only those members of the Board who have no personal interest in this Employment Agreement shall discuss and vote on the approval and subsequent review of this Agreement.

         In the event the Executive serves the full term of this Agreement, and the Bank does not offer to renew this Agreement upon substantially the same terms and conditions for an additional two- year term, the Executive shall be entitled to a severance benefit equal to twelve months of his then current base monthly salary, plus such vested employee benefits to which the Executive may be entitled when due and payable.

         7.  Loyalty; Noncompetition.

                    (a) During the period of his employment hereunder and except for illnesses, reasonable vacation periods, and reasonable leaves of absence, the Executive shall devote all his full business time, attention, skill, and efforts to the faithful performance of his duties hereunder; provided, however, from time to time, the Executive may serve on the boards of directors of, and hold any other offices or positions in, companies or organizations, which will not present any conflict of interest with the Bank or any of its subsidiaries or affiliates, or unfavorably affect the performance of the Executive's duties pursuant to this Agreement, or will not violate any applicable statute or regulation. "Full business time" is hereby defined as that amount of time usually devoted to like companies by similarly situated executive officers. During the term of his employment under this Agreement, the Executive shall not engage in any business or activity contrary to the business affairs or interests of the Bank, or be gainfully employed in any other position or job other than as provided above.

                    (b) Nothing contained in this Section shall be deemed to prevent or limit the Executive's right to invest in the capital stock or other securities of any business dissimilar from that of the Bank, or, solely as a passive or minority investor, in any business.

         8. Standards. The Executive shall perform his duties under this Agreement in accordance with such reasonable standards as the Board may establish from time to time. The Bank will provide the Executive with the working facilities and staff customary for similar executives and necessary for him to perform his duties.

         9. Vacation and Sick Leave. At such reasonable times as the Board shall in its discretion permit, the Executive shall be entitled, without loss of pay, to absent himself voluntarily from the performance of his employment under this Agreement, all such voluntary absences to count as vacation time, provided that:

                    (a) The Executive shall be entitled to an annual vacation in accordance with the policies that the Board periodically establishes for senior management employees of the Bank.

                    (b) The Executive shall not receive any additional compensation from the Bank on account of his failure to take a vacation, and the Executive shall not accumulate unused vacation or sick leave from one fiscal year to the next, except in either case to the extent authorized by the Board.

                    (c) In addition to the aforesaid paid vacations, the Executive shall be entitled without loss of pay, to absent himself voluntarily from the performance of his employment with the Bank for such additional periods of time and for such valid and legitimate reasons as the Board may in its discretion determine. Further, the Board may grant to the Executive a leave or leaves of absence, with or without pay, at such time or times and upon such terms and conditions as such Board in its discretion may determine.

                    (d) In addition, the Executive shall be entitled to an annual sick leave benefit as established by the Board.

         10.  Termination and Termination Pay. Subject to Section 12 hereof, the
Executive's   employment   hereunder  may  be  terminated  under  the  following
circumstances:

                    (a) Death. The Executive's employment under this Agreement shall terminate upon his death during the term of this Agreement, in which event the Executive's estate shall be entitled to receive the compensation due the Executive through the Agreement's Expiration Date.

                    (b) Disability. The Bank may terminate the Executive's employment after having established the Executive's Disability. The Executive shall be entitled to the compensation and benefits provided for under this Agreement for (i) any period during the term of this Agreement and prior to the establishment of the Executive's Disability during which the Executive is unable to work due to the physical or mental infirmity, or (ii) any period of Disability which is prior to the Executive's termination of employment pursuant to this Section; provided that any benefits paid pursuant to the Bank's long term disability plan will continue as provided in such plan. During any period that the Executive shall receive disability benefits and to the extent that the Executive shall be physically and mentally able to do so, he shall furnish such information, assistance and documents so as to assist in the continued ongoing business of the Bank and, if able, shall make himself available to the Bank to undertake reasonable assignments consistent with his prior position and his physical and mental health. The Bank shall pay all reasonable expenses incident to the performance of any assignment given to the Executive during the disability period.

                    (c) Just Cause. The Board may, by written notice to the Executive, immediately terminate his employment at any time, for Just Cause. The Executive shall have no right to receive compensation or other benefits for any period after termination for Just Cause.

                    (d) Without Just Cause; Constructive Discharge. The Board may, by written notice to the Executive, immediately terminate his employment at any time for a reason other than Just Cause, in which event the Executive shall be entitled to receive the following compensation and benefits (unless such termination occurs during the Protected Period, in which event the benefits and compensation provided for in Section 12 shall apply): (i) the salary provided pursuant to Section 3 hereof, up to the Expiration Date, plus said salary for an additional 12-month period, and (ii) at the Executive's election either (A) cash in an amount equal to the Present Value of the cost to the Executive of obtaining all health, life, disability and other benefits which the Executive would have been eligible to participate in through the Expiration Date based upon the benefit levels substantially equal to those that the Bank provided for the Executive at the date of termination of employment, or (B) continued participation under such Bank benefit plans through the Expiration Date, but only to the extent the Executive continues to qualify for participation therein; provided that in no event shall the total value of the payments due under (i) and (ii) hereof exceed three years' total compensation. All amounts payable to the Executive shall be paid, at the option of the Executive, either in periodic payments through the Expiration Date, or in one lump sum within ten days of such termination (in which event he shall receive the Present Value of such periodic payments).

                    (e) Good Reason. The Executive shall be entitled to receive the compensation and benefits payable under subsection 10(d) hereof in the event that he voluntarily terminates employment within 90 days of an event that constitutes Good Reason, (unless such voluntary termination occurs during the Protected Period, in which event the benefits and compensation provided for in
Section 12 shall apply).

                    (f) Voluntary Termination by Executive. Subject to Section 12 hereof, the Executive may voluntarily terminate employment with the Bank during the term of this

Agreement, upon at least 90 days' prior written notice to the Board, in which case the Executive shall receive only his compensation, vested rights and employee benefits up to the date of his termination (unless such termination occurs pursuant to Section 10(e) hereof or within the Protected Period, in which event the benefits and compensation provided for in Sections 10(d) or 12, as applicable, shall apply).

         11. No Mitigation. The Executive shall not be required to mitigate the amount of any payment provided for in this Agreement by seeking other employment or otherwise and no such payment shall be offset or reduced by the amount of any compensation or benefits provided to the Executive in any subsequent employment.

         12.  Change in Control.

                    (a) Trigger Events. The Executive shall be entitled to collect the severance benefits set forth in subsection (b) hereof in the event that either (i) the Executive voluntarily terminates employment either for any reason other than Just Cause within the 30-day period beginning on the date of a Change in Control, (ii) the Executive voluntarily terminates employment within 90 days of an event that both occurs during the Protected Period and constitutes Good Reason, or (iii) the Bank or its successor(s) in interest terminates the Executive's employment without his written consent and for any reason other than Just Cause during the Protected Period.

                    (b) Amount of Severance Benefit. If the Executive becomes entitled to collect severance benefits pursuant to Section 12(a) hereof, the Bank shall pay the Executive a severance benefit equal to the difference between the Code ss.280G Maximum and the sum of any other "parachute payments" as defined under Code ss.280G(b)(2) that the Executive receives on account of the Change in Control. Said sum shall be paid, at the election of the Executive, either (i) in one lump sum within ten days of the later of the date of the Change in Control and the Executive's last day of employment with the Bank, or
(ii) periodic payments over a period of up to sixty months with interest accruing on unpaid amounts at the same rate that would be applied to determine Present Value. In the event that the Executive and the Bank jointly agree that the Executive has collected an amount exceeding the Code ss.280G Maximum, the parties may agree in writing that such excess shall be treated as a loan ab initio which the Executive shall repay to the Bank, on terms and conditions mutually agreeable to the parties, together with interest at the applicable federal rate provided for in Section 7872(f)(2)(B) of the Code.

                    (c) Funding of Grantor Trust upon Change in Control. Notwithstanding any other provision of this Agreement that may be contrary or inconsistent herewith, not later than ten business days after a Change in Control, the Bank shall (i) deposit in a Trust an amount equal to the Code ss.280G Maximum, unless the Executive has previously provided a written release of any claims under this Agreement, and (ii) provide the trustee of the Trust with a written direction to hold said amount and any investment return thereon in a segregated account for the benefit of the Executive, and to follow the procedures set forth in the next paragraph as to the payment of such amounts from the Trust. At any time or from time to time during the 27-consecutive month period after a Change in Control, the Executive may provide the trustee of the

Trust with a written notice directing that the trustee pay to the Executive an amount designated in the notice as being payable pursuant to this Agreement. Within three business days after receiving said notice, the trustee of the Trust shall pay the Executive the amount designated therein in immediately available funds, and shall thereafter send the Bank a written notice thereof. Upon the earlier of the Trust's final payment of all amounts due under the following paragraph or the date 27 months after the Change in Control, the trustee of the Trust shall pay to the Bank the entire balance remaining in the segregated account maintained for the benefit of the Executive. The Executive shall thereafter have no further interest in the Trust.

         13. Indemnification. The Bank agrees that its Bylaws shall continue to provide for indemnification of directors, officers, employees and agents of the Bank, including the Executive, during the full term of this Agreement, and to at all times provide adequate insurance for such purposes.

         14. Reimbursement of Executive for Enforcement Proceedings. In the event that any dispute arises between the Executive and the Bank as to the terms or interpretation of this Agreement, whether instituted by formal legal proceedings or otherwise, including any action that the Executive takes to defend against any action taken by the Bank, the Executive shall be reimbursed for all costs and expenses, including reasonable attorneys' fees, arising from such dispute, proceedings or actions, provided that the Executive obtains either a written settlement or a final judgement by a court of competent jurisdiction substantially in his favor. Such reimbursement shall be paid within ten days of the Executive's furnishing to the Bank written evidence, which may be in the form, among other things, of a cancelled check or receipt, of any costs or expenses incurred by the Executive.

         15. Federal Income Tax Withholding. The Bank may withhold all federal and state income or other taxes from any benefit payable under this Agreement as shall be required pursuant to any law or government regulation or ruling.

         16.  Successors and Assigns.

                    (a) Bank. This Agreement shall not be assignable by the Bank, provided that this Agreement shall inure to the benefit of and be binding upon any corporate or other successor of the Bank which shall acquire, directly or indirectly, by merger, consolidation, purchase or otherwise, all or substantially all of the assets or stock of the Bank, as the case may be.

                    (b) Executive. Since the Bank is contracting for the unique and personal skills of the Executive, the Executive shall be precluded from assigning or delegating his rights or duties hereunder without first obtaining the written consent of the Bank; provided, however, that nothing in this paragraph shall preclude (i) the Executive from designating a beneficiary to receive any benefit payable hereunder upon his death, or (ii) the executors, administrators, or other legal representatives of the Executive or his estate from assigning any rights hereunder to the person or persons entitled thereunto.

                    (c) Attachment. Except as required by law, no right of the Executive to receive payments under this Agreement shall be subject to anticipation, commutation, alienation, sale, assignment, encumbrance, charge, pledge, or hypothecation or to exclusion, attachment, levy or similar process or assignment by operation of law, and any attempt, voluntary or involuntary, to effect any such action shall be null, void and of no effect.

         17. Amendments. No amendments or additions to this Agreement shall be binding unless made in writing and signed by all of the parties, except as herein otherwise specifically provided.

         18. Applicable Law. Except to the extent preempted by Federal law, the laws of the State of Kentucky shall govern this Agreement in all respects, whether as to its validity, construction, capacity, performance or otherwise.

         19. Severability. The provisions of this Agreement shall be deemed severable and the invalidity or unenforceability of any provision shall not affect the validity or enforceability of the other provisions hereof.

         20. Entire Agreement. This Agreement, together with any understanding or modifications thereof as agreed to in writing by the parties, shall constitute the entire agreement between the parties hereto and shall supersede any prior agreement between the parties.

         IN WITNESS WHEREOF, the parties have executed this Agreement on the day and year first hereinabove written.
                                               HOME FEDERAL BANK
Witnessed by:


________________________________               By:______________________________
Acting Secretary                                  Its Chairman of the Board

                                               EXECUTIVE
Witnessed by:


________________________________               _________________________________
Acting Secretary                                        Kenneth V. Jones