Form 10QSB
period 2002-09-30
HFB FINANCIAL CORP
filed 2002-11-13
CIK 892157

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                 [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                     SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2002

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

The number of shares of the registrant's $1 par value common stock outstanding at November 7, 2002 was 1,296,311.

There are a total of 15 pages filed in this document.

                            HFB FINANCIAL CORPORATION

                                    I N D E X
                                    ---------
                                                                        PAGE NO
                                                                        -------

PART I - FINANCIAL INFORMATION

  ITEM  1.  FINANCIAL STATEMENTS (UNAUDITED)

            Condensed Consolidated Balance Sheets                         3

            Condensed Consolidated Statements of Income                   4

            Condensed Consolidated Statement of Stockholders' Equity      5

            Condensed Consolidated Statements of Cash Flows               6

            Notes to Condensed Consolidated Financial Statements        7-8

  ITEM  2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS              8-11

PART II - OTHER INFORMATION                                              12

SIGNATURES                                                               13

CERTIFICATIONS                                                        14-15

                    HFB FINANCIAL CORPORATION AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS

                                                                                 SEPTEMBER 30,           JUNE 30,
                                                                                     2002                  2002
                                                                                  (UNAUDITED)
ASSETS
     Cash and cash equivalents                                                     $   4,929,605        $   5,225,348
     Available-for-sale securities                                                    74,778,619           74,636,556
     Loans, net of allowance for loan losses of $1,099,524 and
         $975,000 at September 30, 2002 and June 30, 2002, respectively              161,965,651          154,449,553
     Premises and equipment                                                            3,965,120            3,867,217
     Federal Home Loan Bank stock                                                      1,660,900            1,622,100
     Interest Receivable                                                               1,675,707            1,638,218
     Assets held for sale                                                                956,835            1,560,805
     Other assets                                                                        335,621              353,189
     Cash surrender value of life insurance                                            2,768,141            2,811,018
                                                                               ------------------   ------------------

              Total assets                                                         $ 253,036,199        $ 246,164,004
                                                                               ==================   ==================

LIABILITIES
     Deposits
         Non-interest bearing demand                                                 $ 6,267,074          $ 7,343,530
         Savings, NOW and money market                                                28,401,303           24,734,538
         Certificate of deposits                                                     165,339,076          169,245,427
                                                                               ------------------   ------------------
              Total deposits                                                         200,007,453          201,323,495
     Short-term debt                                                                   1,525,000                    -
     Long-term debt                                                                   24,849,829           19,871,257
     Interest payable                                                                  1,114,248              855,075
     Other liabilities                                                                 2,618,377            1,973,592
                                                                               ------------------   ------------------
              Total liabilities                                                      230,114,907          224,023,419
                                                                               ------------------   ------------------

STOCKHOLDERS' EQUITY
     Issued and outstanding - 1,584,513 shares                                         1,584,513            1,584,513
     Additional paid-in-capital                                                        8,749,714            8,749,714
     Less: Common stock acquired by Rabbi trusts for deferred
                 compensation plans                                                     (488,102)            (488,102)
     Retained earnings                                                                14,214,066           13,922,605
     Accumulated other comprehensive income                                            1,423,099              933,853
                                                                               ------------------   ------------------
                                                                                      25,483,290           24,702,583
     Treasury stock, at cost, 288,202 shares                                          (2,561,998)          (2,561,998)
                                                                               ------------------   ------------------

              Total stockholders' equity                                              22,921,292           22,140,585
                                                                               ------------------   ------------------

              Total liabilities and stockholders' equity                           $ 253,036,199        $ 246,164,004
                                                                               ==================   ==================

See notes to condensed consolidated financial statements.

                    HFB FINANCIAL CORPORATION AND SUBSIDIARY
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)

                                            THREE-MONTHS ENDED
                                               SEPTEMBER 30,
                                             2002         2001
INTEREST INCOME
   Loans receivable                       $3,071,713   $2,926,681
   Investment securities                   1,019,271      895,982
   Other dividend income                           -        3,464
   Deposits with financial institutions        5,379       85,595
                                          ----------   ----------
            Total interest income          4,096,363    3,911,722
                                          ----------   ----------

INTEREST EXPENSE
   Deposits                                1,509,570    2,179,567
   Short term borrowings                         490            -
   Long term debt                            251,224      171,411
                                          ----------   ----------
            Total interest expense         1,761,284    2,350,978
                                          ----------   ----------

NET INTEREST INCOME                        2,335,079    1,560,744
   Provision for loan losses                 129,227       37,500
                                          ----------   ----------

NET INTEREST INCOME AFTER
  PROVISION FOR LOAN LOSSES                2,205,852    1,523,244
                                          ----------   ----------

OTHER INCOME
   Service charges for deposit accounts      207,829      164,902
   Other customer fees                        27,024       22,841
   Net gain on trading securities                  -        9,450
   Net realized gain on sales of
    available for sale securities                  -        6,053
   Other income                               40,670       11,674
                                          ----------   ----------
            Total other income               275,523      214,920
                                          ----------   ----------

OTHER EXPENSES
   Salaries and employee benefits            881,807      613,880
   Net occupancy expenses                     84,664       84,391
   Equipment expenses                        111,392      115,455
   Data processing fees                       59,947       59,414
   Deposit insurance expense                  11,290        8,321
   Legal and professional fees               101,666       59,437
   Advertising                                66,000       60,000
   State franchise and deposit taxes           8,131       43,875
   Other expenses                            339,037      219,595
                                          ----------   ----------
            Total other expenses           1,663,934    1,264,368
                                          ----------   ----------

INCOME BEFORE INCOME TAX                     817,441      473,796
   Income tax expense                        253,755      149,665
                                          ----------   ----------

NET INCOME                                $  563,686   $  324,131
                                          ==========   ==========

BASIC EARNINGS PER SHARE                  $     0.45   $     0.25
DILUTED EARNINGS PER SHARE                $     0.45   $     0.25

See notes to condensed consolidated financial statements.

                    HFB FINANCIAL CORPORATION AND SUBSIDIARY
            CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                      THREE-MONTHS ENDED SEPTEMBER 30, 2002

                                                                                                        ACCUMULATED
                                              ADDITIONAL                          COMPRE-                  OTHER         TOTAL
                                     COMMON     PAID-IN     RABBI     TREASURY    HENSIVE   RETAINED   COMPREHENSIVE  STOCKHOLDERS'
                                     STOCK      CAPITAL    TRUSTS      STOCK      INCOME    EARNINGS       INCOME        EQUITY
                                  ------------------------------------------------------------------------------------------------
BALANCES, JUNE 30, 2002           $1,584,513  $8,749,714 ($488,102) ($2,561,998)           $13,922,605   $  933,853   $22,140,585

Net income                                                                      $  563,686     563,686                    563,686

Other comprehensive income,
   net of tax

  Unrealized gain on securities                                                    489,246                  489,246       489,246
                                                                                ----------

Comprehensive income                                                            $1,052,932
                                                                                ==========

Cash dividend declared
  ($.21 per share)                                                                            (272,225)                  (272,225)
                                  ----------------------------------------------           ---------------------------------------

SEPTEMBER 30, 2002 (UNAUDITED)    $1,584,513  $8,749,714 ($488,102) ($2,561,998)           $14,214,066   $1,423,099   $22,921,292
                                  ==============================================           =======================================

See notes to condensed consolidated financial statements.

                    HFB FINANCIAL CORPORATION AND SUBSIDIARY
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                    THREE-MONTHS ENDED
                                                                       SEPTEMBER 30,
                                                                    2002            2001
OPERATING ACTIVITIES
    Net cash provided by operating activities                   $  1,424,485    $  2,012,148
                                                                ------------    ------------

INVESTING ACTIVITIES
    Purchases of securities available for sale                    (3,504,115)    (31,946,008)
    Proceeds from maturities of securities available for sale      4,090,948      14,788,132
    Proceeds  from sales of securities available for sale                  -       9,128,907
    Net change in loans                                           (7,645,325)     (2,396,267)
    Proceeds from sales of assets held for sale                      538,745               -
    Proceeds from life insurance                                      80,838               -
    Purchases of premises and equipment                             (196,624)       (108,186)
                                                                ------------    ------------
       Net cash used by investing activities                      (6,635,533)    (10,533,422)
                                                                ------------    ------------

FINANCING ACTIVITIES
    Net change in
      Non interest-bearing, interest-bearing and
       savings deposits                                            2,590,309         707,218
      Certificates of deposit                                     (3,906,351)      3,759,616
      Short term borrowings                                        1,525,000               -
    Proceeds of long term debt                                     5,000,000               -
    Repayment of long term debt                                      (21,428)        (19,775)
    Cash dividends                                                  (272,225)       (246,402)
                                                                ------------    ------------
       Net cash provided by financing activities                   4,915,305       4,200,657
                                                                ------------    ------------

NET CHANGE IN CASH AND CASH EQUIVALENTS                             (295,743)     (4,320,617)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                     5,225,348      13,887,788
                                                                ------------    ------------

CASH AND CASH EQUIVALENTS, END OF PERIOD                        $  4,929,605    $  9,567,171
                                                                ============    ============

ADDITIONAL CASH FLOWS INFORMATION
    Interest paid                                               $  1,502,111    $  1,558,425
    Income tax paid                                                   16,845          29,420

See notes to condensed consolidated financial statements.

                            HFB FINANCIAL CORPORATION

        Notes to Condensed Consolidated Financial Statements (Unaudited)

1.   BASIS OF PRESENTATION

The unaudited condensed consolidated financial information for the three-month periods ended September 30, 2002 and 2001 includes the results of operations of HFB Financial Corporation (the "Company") and its wholly owned subsidiary Home
Federal Bank Corporation ("Home Federal" or the "Bank"). The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim
financial  statements  and  with  the  instructions  to  Form  10-QSB.   Certain
information and note disclosures normally included in the company's annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these statements and notes be read in conjunction with the financial statements and notes thereto included in the Company's annual report for the year ended June 30, 2002 on Form 10-KSB filed with the Securities and Exchange Commission.

In the opinion of management, the financial information reflects all adjustments (consisting only of normal recurring adjustments), which are necessary for a fair presentation of the financial position, results of operations and cash flows of the Company but should not be considered as indicative of results for a full year.

The condensed consolidated balance sheet of the Company as of June 30, 2002 has been derived from the audited consolidated balance sheet of the Company as of that date.


2.   NON-PERFORMING LOANS AND PROBLEM ASSETS

The following sets forth the activity in the Company's allowance for loan losses for the three-months ended September30, 2002 and 2001:

                                                         (Dollars in thousands)

                                                         2002            2001
                                                         ----            ----

   Balance July 1                                        $975            $718
   Charge offs                                            (14)            (20)
   Recoveries                                               9               -
   Provision for loan losses                              129              38
                                                         ------          ----
   Balance September 30                                  $1,099          $736
                                                         ======          ====

   Information on impaired loans is summarized below

   AT SEPTEMBER 30                                        2002
                                                          ----

   Impaired loans with an allowance                      $1,154

   Allowance for impaired loans
       (included in the Company's
       allowance for loan losses)                          $298


   THREE-MONTHS ENDED SEPTEMBER 30                        2002
                                                          ----

   Average balance of impaired loans                     $1,138
   Interest income recognized on impaired loans              $0
   Cash-basis interest received                              $0

3.   RECLASSIFICATIONS

Reclassifications of certain amounts in the September 30, 2001 consolidated statement have been made to conform to the September 30, 2002 presentation.

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

The operations of Home Federal are significantly influenced by general economic conditions and the monetary and fiscal policies of government regulatory agencies. Deposit flows and costs of funds are influenced by interest rates on competing investments and prevailing market rates of interest. Lending activities are affected by the demand for financing real estate and other types of loans, which in turn are influenced by the interest rates at which such financing may be offered and other factors related to loan demand and the availability of funds.

FINANCIAL CONDITION

The Corporation's assets increased by 2.76% to $253.0 million at September 30, 2002 compared to $246.2 million at June 30, 2002. The majority of this increase is reflected in increases in loans. These increases were financed primarily by increases in short-term borrowings, long-term borrowings and decreases in cash and cash equivalents.

Cash and cash equivalents decreased $295,000 to $4.930 million at September 30, 2002 compared to $5.225 million at June 30, 2002. This decrease provided a portion of the funding used for increases in the loan and investment portfolios.

Investment securities, available for sale, increased $142,000 to $74.779 million at September 30, 2002 from $74.637 million at June 30, 2002 primarily as the result of funding available from a decrease in cash and cash equivalents.

Loans, net, increased by $7.6 million to $162.0 million at September 30, 2002 from $154.4 million at June 30, 2002 as the result of continued 1-4 family mortgage loan demand and an increase in commercial real estate loans. Since the Banks conversion to a commercial bank, Management has focused on originating commercial real estate loans.

At September 30, 2002, the allowance for loan losses was $1.100 million or .67% of loans receivable compared to $975,000 or .63% of loans receivable at June 30, 2002.

Assets held for sale decreased $603,000 to $957,000 at September 30, 2002 from $1.560 million at June 30, 2002, due to the sale of several parcels of real estate acquired through foreclosure.

Total deposits decreased by $1.3 million to $200.0 million at September 30, 2002 from $201.3 million at June 30, 2002. During the three months ended September 30, 2002, certificates of deposit decreased $3.9 million and NOW accounts and savings deposits increased $2.6 million. Competition for deposits in the local market has increased considerably over the last quarter due to increased loan demand in the Banks' market area.

At September 30, 2002, the bank met all regulatory requirements. Tier I capital to averaged assets was 8.3%. tier I capital to risk-weighted assets was 14.7% and total capital to risk-weighted assets was 15.5% at September 30, 2002 compared to 8.2%, 14.8% and 15.6%, respectively, at June 30, 2002.

RESULTS OF OPERATIONS FOR THE THREE-MONTHS ENDED SEPTEMBER 30, 2002 AND 2001

Net income increased by $240,000 to $564,000 for the three-month period ended September 30, 2002 from $324,000 for the three-month period ended September 30, 2001. The primary reasons for the increase were a $774,000 increase in net interest income and a $61,000 increase in other income offset by a $400,000 increase in other expense, a $91,000 increase in the provision for loan losses and a $104,000 increase in income tax expense.

Interest income increased by $185,000 for the three-month period ended September 30, 2002 as compared to the three-month period ended September 30, 2001, primarily a result of a higher volume of average earning assets during the three months ended September 30, 2002.

Interest on loans increased by $145,000 to $3.072 million for the three-month period ended September 30, 2002 as compared to $2.927 million for the three-month period ended September 30, 2001. This increase is mainly attributable to a higher average balance of loans during the three months ended September 30, 2002 even though the weighted-average yield was lower than that of the quarter ended September 30, 2001.

Interest on investment securities and other dividend income increased by $123,000 to $1.019 million for the three-month period ended September 30, 2002 from $896,000 for the three-month period ended September 30, 2001. This increase is primarily the result of a higher average balance of investments during the three months ended September 30, 2002. The weighted average yield on investments during the same period was lower than that of the three months ended September 30, 2001.

Interest on deposits with other financial institutions decreased by $81,000 to $5,000 for the three-month period ended September 30, 2002 from $86,000 for the three-month period ended September 30, 2001 primarily due to a lower level of interest-bearing deposits with financial institutions as well as lower yields.

Interest expense on deposits decreased by $700,000 to $1.5 million for the three-month period ended September 30, 2002 from $2.2 million for the three-month period ended September 30, 2001 as a result of a significant drop in rates paid on deposit accounts. For the three months ended September 30, 2002, the weighted-average cost of deposits was 3.01% on an average deposit balance of $200.4 million compared to 4.77% on average deposits of $182.7 million for the three months ended September 30, 2001.

Interest expense on long-term debt increased by $80,000 to $251,000 for the three-month period ended September 30, 2002 from $171,000 for the three-month period ended September 30, 2001, primarily due to a higher level of long-term debt outstanding during the three months ended September 30, 2002.

The provision for loan losses increased $91,000 for the three-month period ended September 30, 2002 as compared to the same period in 2001. The provision was the result of management's evaluation of the adequacy of the allowance for loan losses including consideration of recoveries of loans previously charged off, the perceived risk exposure among loan types, actual loss experience, delinquency rates, and current economic conditions. The Bank's allowance for loan losses as a percent of total loans at September 30, 2002 was 0.67%.

Non-interest income increased by $61,000 to $276,000 for the three-month period ended September 30, 2002 as compared to $215,000 for the same period in 2001. The increase was primarily attributable to an increase of $43,000 in service charges on deposits, an increase of $4,000 in other customer fees and an increase of $29,000 in other income offset by a net decrease of $15,000 in gains on trading account securities and realized gains and losses on available for sale securities. The increase of $29,000 in other income was primarily due to earnings from the increase in cash surrender value of life insurance.

Non-interest expense increased by $400,000 to $1.664 million for the three-month period ended September 30, 2002 as compared to $1.264 million for the same period in 2001.

Compensation and benefits increased by $268,000 to $882,000 for the three-month period ended September 30, 2002 as compared to $614,000 for the three-months ended September 30, 2001 primarily as the result of annual increases in salaries, wages and commissions and a $36,000 increase in the cost of funding the Banks retirement plan. In addition, the Banks staffing was increased due to growth. At September 30, 2002, the Bank had 67 full time equivalent employees compared to 60 at September 30, 2001.

Equipment expense decreased by $4,000 to $111,000 for the three-months ended September 30, 2002 from $115,000 for the three months-ended September 30, 2001 primarily due to a decrease in depreciation expense.

Legal and professional fees increased by $43,000 to $102,000 for the three-month period ended September 30, 2002 from $59,000 for the three-month period ended September 30, 2001 primarily due to a higher level of consulting fees and legal services utilized in the three-months ended September 30, 2002.

Advertising expense increased by $6,000 to $66,000 for the quarter ended September 30, 2002 compared to $60,000 for the quarter ended September 30, 2001 primarily due to a higher level of advertising activity in the current period.

State deposit and franchise taxes decreased by $36,000 to $8,000 for the quarter ended September 30, 2002 compared to $44,000 for the quarter ended September 30, 2001. As a result of the Banks recent conversion from a thrift to a commercial bank, franchise taxes were over accrued. This was due to a difference in the timing of tax assessment dates between thrifts and commercial banks.

Other expenses increased by $119,000 to $339,000 for the three-month period ended September 30, 2002 from $220,000 for the three-month period ended September 30, 2001, primarily due to $94,000 in expenses associated with the acquisition and sale of other real estate owned.

Income tax expense increased by $104,000 to $254,000 for the three-month period ended September 30, 2002 compared to $150,000 for the three-months ended September 30, 2001 due a higher level of taxable income.

                            HFB FINANCIAL CORPORATION

                                     PART II

                                OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

         None

ITEM 2.  CHANGES IN SECURITIES

         None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of Security Holders during the quarter ended September30, 2002.

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



                                            HFB FINANCIAL CORPORATION

                                              By:  /s/ David B. Cook
                                                   ----------------------------
                                                       David B. Cook
                                                       President and
                                                       Chief Executive Officer

                                              By:  /s/ Stanley Alexander, Jr.
                                                   ----------------------------
                                                       Stanley Alexander, Jr.
                                                       Chief Financial Officer

Dated:   November 7, 2002

                             10-K 302 CERTIFICATION
I, David B. Cook certify that:

1.   I  have  reviewed  this  annual  report  on  Form  10-K  of  HFB  Financial
     Corporation;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     c)   presented   in  this   annual   report  our   conclusions   about  the
          effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:   November 7, 2002                     /s/ David B. Cook
                                             -----------------------------------
                                             Signature

                                             President & Chief Executive Officer
                                             -----------------------------------
                                             Title

                             10-Q 302 CERTIFICATION
I, Stanley Alexander, Jr. certify that:
1) I have reviewed this quarterly report on Form 10-Q of HFB Financial Corporation;

2) Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3) Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4) The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c)   presented  in  this  quarterly   report  our  conclusions   about  the
          effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5) The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6) The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:   November 7, 2002                  /s/ Stanley Alexander, Jr.
                                          ------------------------------------
                                          Signature

                                          Chief Financial Officer
                                          ------------------------------------
                                          Title