Form 10QSB/A
period 2002-09-30
HFB FINANCIAL CORP
filed 2002-11-14
CIK 892157

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB/A


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

                            HFB FINANCIAL CORPORATION

                                    I N D E X
                                    ---------
                                                                        PAGE NO
                                                                        -------

PART I - FINANCIAL INFORMATION

  ITEM  1.  FINANCIAL STATEMENTS (UNAUDITED)

            Condensed Consolidated Balance Sheets                         3

            Condensed Consolidated Statements of Income                   4

            Condensed Consolidated Statement of Stockholders' Equity      5

            Condensed Consolidated Statements of Cash Flows               6

            Notes to Condensed Consolidated Financial Statements        7-8

  ITEM  2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS              8-10

  ITEM  3.  CONTROLS AND PROCEDURES                                      11

PART II - OTHER INFORMATION                                              12

SIGNATURES                                                               13

CERTIFICATIONS                                                        14-15

                    HFB FINANCIAL CORPORATION AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS

                                                                                 SEPTEMBER 30,           JUNE 30,
                                                                                     2002                  2002
                                                                                  (UNAUDITED)
ASSETS
     Cash and cash equivalents                                                     $   4,929,605        $   5,225,348
     Available-for-sale securities                                                    74,778,619           74,636,556
     Loans, net of allowance for loan losses of $1,099,524 and
         $975,000 at September 30, 2002 and June 30, 2002, respectively              161,965,651          154,449,553
     Premises and equipment                                                            3,965,120            3,867,217
     Federal Home Loan Bank stock                                                      1,660,900            1,622,100
     Interest Receivable                                                               1,675,707            1,638,218
     Assets held for sale                                                                956,835            1,560,805
     Other assets                                                                        335,621              353,189
     Cash surrender value of life insurance                                            2,768,141            2,811,018
                                                                               ------------------   ------------------

              Total assets                                                         $ 253,036,199        $ 246,164,004
                                                                               ==================   ==================

LIABILITIES
     Deposits
         Non-interest bearing demand                                                 $ 6,267,074          $ 7,343,530
         Savings, NOW and money market                                                28,401,303           24,734,538
         Certificate of deposits                                                     165,339,076          169,245,427
                                                                               ------------------   ------------------
              Total deposits                                                         200,007,453          201,323,495
     Short-term debt                                                                   1,525,000                    -
     Long-term debt                                                                   24,849,829           19,871,257
     Interest payable                                                                  1,114,248              855,075
     Other liabilities                                                                 2,618,377            1,973,592
                                                                               ------------------   ------------------
              Total liabilities                                                      230,114,907          224,023,419
                                                                               ------------------   ------------------

STOCKHOLDERS' EQUITY
     Issued and outstanding - 1,584,513 shares                                         1,584,513            1,584,513
     Additional paid-in-capital                                                        8,749,714            8,749,714
     Less: Common stock acquired by Rabbi trusts for deferred
                 compensation plans                                                     (488,102)            (488,102)
     Retained earnings                                                                14,214,066           13,922,605
     Accumulated other comprehensive income                                            1,423,099              933,853
                                                                               ------------------   ------------------
                                                                                      25,483,290           24,702,583
     Treasury stock, at cost, 288,202 shares                                          (2,561,998)          (2,561,998)
                                                                               ------------------   ------------------

              Total stockholders' equity                                              22,921,292           22,140,585
                                                                               ------------------   ------------------

              Total liabilities and stockholders' equity                           $ 253,036,199        $ 246,164,004
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

ITEM 3. CONTROLS AND PROCEDURES

A review and evaluation was performed by the Company's management, including the Company's Chief Executive Officer (the "CEO") and Chief Financial Officer (the "CFO"), of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of a date within 90 days prior to the filing of this quarterly report. Based on that review and evaluation, the CEO and CFO have concluded that the Company's current disclosure controls and procedures, as designed and implemented, were effective. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect the Company's internal controls subsequent to the date of their evaluation. There were no significant material weaknesses identified in the course of such review and evaluation and, therefore, no corrective measures were taken by the Company.

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



                                            HFB FINANCIAL CORPORATION

                                              By:  /s/ David B. Cook
                                                   ----------------------------
                                                       David B. Cook
                                                       President and
                                                       Chief Executive Officer

                                              By:  /s/ Stanley Alexander, Jr.
                                                   ----------------------------
                                                       Stanley Alexander, Jr.
                                                       Chief Financial Officer

Dated:   November 7, 2002

                             10-Q 302 CERTIFICATION
I, David B. Cook certify that:

1. I have reviewed this quarterly report on Form 10-Q of HFB Financial Corporation;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

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

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


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