Form 10KSB
HFB FINANCIAL CORP
filed 2003-03-28
CIK 892157

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549
                                   FORM 10-KSB
(Mark One)
|_| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2002

|X| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from July 1, 2002 to December 31, 2002

                           Commission File No. 0-20956

                            HFB FINANCIAL CORPORATION

             (Exact name of registrant as specified in its charter)

                   Tennessee                                   61-1228266
         (State or other jurisdiction                       (I.R.S. employer
       of incorporation or organization)                  identification no.)

 1602 Cumberland Avenue, Middlesboro, Kentucky                   40965
   (Address of principal executive offices)                    (Zip Code)

       Registrant's telephone number, including area code: (606) 248-1095

   Securities registered pursuant to Section 12(b) of the Act: Not Applicable

               Securities registered pursuant to Section 12(g) of
                                    the Act:

                    Common Stock (par value $1.00 per share)
                                Title of Class

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

Registrant's revenues for the fiscal year ended December 31, 2002:  $8,799,754.

The registrant's voting stock is listed on the Nasdaq SmallCap Market. The aggregate market value of the voting stock held by nonaffiliates of the registrant, based on the $16.50 per share closing sales price of the registrant's common stock as quoted on the Nasdaq SmallCap Market on March 25, 2002, was $18,328,695. For purposes of this calculation, it is assumed that directors and officers of the registrant are affiliates. As of March 2002, the registrant had 1,301,101 shares of common stock outstanding, of which 190,271 were held by affiliates.

Transitional Small Business Disclosure Format  Yes  No  X

                       DOCUMENTS INCORPORATED BY REFERENCE

1. Portions of Information Statement for the 2003 Annual Meeting of Stockholders. (Part III)

                                     PART I

Item 1.  Business.

General

         HFB Financial Corporation (the "Company") is the sole stockholder of, and acts as the holding company for, Home Federal Bank Corporation ("Home Federal" or the "Bank"). The Company was organized at the direction of the Bank in September 1992 to acquire all of the capital stock issued by the Bank in its conversion from a mutual to stock form. The Company has no significant assets other than capital stock of the Bank. The Company qualifies as a bank holding company and is subject to regulation by the Federal Reserve Board ("FRB"). The Company's principal business is the business of the Bank and its subsidiary. Therefore, references to the "Company" in this Form 10-KSB are to both the Company and the Bank. The Bank operates through three full-service offices in the southeastern Kentucky communities of Middlesboro and Harlan and two full-service offices in the eastern Tennessee communities of New Tazewell and Jacksboro. At December 31, 2002, the Company had total assets of $253.5 million, deposits of $199.3 million, net loans receivable of $166.3 million and stockholders' equity of $23.6 million.

         The executive offices of the Company are located at 1602 Cumberland Avenue, Middlesboro, Kentucky 40965, and the telephone number is (606) 248-1095.

         The Company is engaged principally in the business of accepting deposits from the general public and originating permanent loans that are secured by one- to-four-family residential properties located in its market area. The Company also originates consumer loans and commercial real estate loans and maintains a substantial investment portfolio of mortgage-backed and other investment securities.

Change in Fiscal Year

         On February 19, 2002, the board of directors of the Company made a determination to change the registrant's fiscal year-end from June 30 to December 31, effective July 1, 2002. The Company filed an Annual Report on Form 10-K with the Securities and Exchange Commission for its fiscal year ended June 30, 2002. Pursuant to the change in fiscal year, the Company has filed this Form 10-K transition report with the Securities and Exchange Commission for the six-month period ending December 31, 2002. Audited financial statements covering the six-month period ending December 31, 2002 are part of this 10-K transition filing.

         The Company changed its fiscal year in order to facilitate the comparability of the Company to other bank holding companies, which have historically utilized a December 31 year-end. Moving to a December 31 year-end has aligned the Company's financial reporting with its peer group and with publicly held bank holding companies in the United States.

Approval for new branch office

         On July 8, 2002, the Bank received regulatory approval to establish a branch office in the City of Jacksboro, Tennessee. Jacksboro is county seat for Campbell County and is located in the northeastern portion of Tennessee. The Bank has originated loans in this market over the last 20 years and presently has a portfolio of loans in excess of $50.0 million within this market. Management believes that the Bank's presence in Jacksboro through an office will assist in increasing the Bank's loan portfolio and obtaining new deposits. The new branch was opened during January 2003 in a temporary location. The Company's wholly owned subsidiary, Home Service Corporation, has paid $510,000 for a commercial lot in Jacksboro. Home Service Corporation will build the branch office and lease it to the Bank. The total cost of the land and building is estimated at $1.5 million. The new branch office building is expected to be ready for occupancy in approximately 18 months.

Special Note Regarding Forward-looking Statements

         Certain matters discussed in this document are "forward-looking statements," intended to qualify for the safe harbors from liability established by the Private Securities Legislation Reform Act of 1995. These forward-looking statements can generally be identified as such because the context of the statement will include words such as the Company "believes," "anticipates," "expects" or "estimates," or words of similar import. Similarly, statements that describe the Company's future plans, objectives or goals are also forward-looking statements. Such forward-looking statements are subject to certain risks and uncertainties which are described in close proximity to such statements and which could cause actual results to differ materially from those anticipated as of the date of this report. Shareholders, potential investors and other readers are cautioned not to place undue reliance on such forward-looking statements. The forward-looking statements included herein are made only as of the date of this report and the Company undertakes no obligation to publicly update such forward-looking statements to reflect subsequent events or circumstances.

Lending Activities

         General. The Company originates loans primarily through its main office located in Middlesboro, Kentucky. The principal lending activity of the Company is the origination of conventional mortgage loans for the purpose of purchasing or refinancing owner-occupied, one- to four-family residential properties in its primary market areas. Conventional mortgage loans are primarily adjustable-rate mortgage loans with a smaller amount of fixed-rate mortgage loans which are not insured or guaranteed by federal agencies. The Company does not originate Federal Housing Administration-insured or Veterans Administration-insured loans. The Company does originate consumer loans on a direct basis. In addition, the Company also makes conventional mortgage loans for the purpose of constructing one- to four-family residences and loans to construct commercial and multifamily real estate.

         The Company emphasizes the origination of adjustable-rate loans and short-term loans in order to increase the interest rate sensitivity of its loan portfolio. However, the Company also continues to offer long-term, fixed-rate conventional mortgage loans (30-year terms or less), originated for its portfolio. The ratio of fixed-rate loans to adjustable-rate loans has increased significantly during the last six months due to the current low-interest-rate environment.

         Analysis of Loan Portfolio. Set forth below is selected data relating to the composition of the Company's loan portfolio at the dates indicated. As of December 31, 2002, the Company had no concentrations of loans exceeding 10% of total loans other than as disclosed below.


                                                 At                              At June 30,
                                            December 31,    -----------------------------------------------------
                                                2002          2002        2001       2000       1999       1998
                                         -----------------    ----        ----       ----       ----       ----
                                            (In thousands)                     (In thousands)
Real estate loans:
Single and multifamily mortgage
loans ...........................           $126,571         $125,901   $114,442   $111,157   $ 95,294   $ 94,153
Commercial real estate loans ....             25,211           19,409     14,295     11,478     10,745     10,411
Real estate construction loans ..             13,871            6,231      4,721      6,690     12,996      8,636
                                            --------         --------   --------   --------   --------   --------
Total real estate loans .........            165,653          151,541    133,458    129,325    119,035    113,200
                                            --------         --------   --------   --------   --------   --------

Consumer loans(1) ...............              5,971            7,409      6,276      5,286      5,912      6,473
                                            --------         --------   --------   --------   --------   --------

Commercial loans ................              2,195            1,973        506        193         98        353
                                            --------         --------   --------   --------   --------   --------

Total gross loans ...............            173,819          160,923    140,240    134,804    125,045    120,026

Less:
Undisbursed portion of mortgage
loans ...........................              5,566            4,843      2,311      2,529      2,931      2,757
Allowances for loan losses ......              1,192              975        718        645      1,212        973
Unamortized discount and deferred
   loan fees, net ...............                726              655        348        236        160        125
                                            --------         --------   --------   --------   --------   --------
Total ...........................           $166,335         $154,450   $136,863   $131,394   $120,742   $116,171
                                            ========         ========   ========   ========   ========   ========

(1) Includes loans on deposits, home improvement loans, automobile loans and other loans.

         The following table sets forth certain information as of December 31, 2002 the regarding the dollar amount of principal repayments becoming due during the periods indicated for loans. Demand loans, loans having no schedule of repayments and no stated maturity, and overdrafts are reported as due in one year or less. The table below does not include any estimate of prepayments which significantly shorten the average life of all mortgage loans and may cause the Company's actual repayment experience to differ from that shown below.


                                                Due After One
                                  Due in One     Year Through      Due After
                                 Year or Less     Five Years       Five Years          Total
                                --------------  --------------    ------------       ----------
                                                           (In thousands)
Real estate mortgage loans ...     $  4,746         $ 22,684         $124,352         $151,782
Real estate construction loans          379            1,816           11,676           13,871
Consumer loans ...............        1,765            4,179               27            5,971
Commercial loans .............          612            1,583               --            2,195
                                   --------         --------         --------         --------
Total gross loans ............     $  7,502         $ 30,262         $136,055         $173,819
                                   ========         ========         ========         ========

         The following table sets forth as of December 31, 2002 the dollar amount of all the loans due after one year ending December 31, 2002 and distinguishes between those with predetermined (i.e., fixed) interest rates and those with floating or adjustable interest rates.

                                                              Floating or
                                           Predetermined      Adjustable
                                                Rate             Rates        Total
                                           -------------     ------------    -------
                                                    (In thousands)
      Real estate mortgage loans ...         $ 34,276           $112,760     $147,036
      Real estate construction loans           10,119              3,373       13,492
      Consumer loans(1) ............            4,158                 48        4,206
      Commercial loans .............            1,069                514        1,583
                                             --------           --------     --------
      Total gross loans ............         $ 49,622           $116,695     $166,317
                                             ========           ========     ========

(1) Includes loans on deposits, home improvement loans, automobile loans and other loans.

         The primary emphasis of the Company's lending activity is the origination of conventional loans secured by owner-occupied, one- to four-family residential properties. The Company's conventional mortgage loan originations are generally for terms of 10 to 30 years, amortized on a monthly basis, with principal and interest due each month. Borrowers may refinance or prepay loans at their option without penalty. Conventional residential mortgage loans granted by the Company customarily contain "due-on-sale" clauses which permit the Company to accelerate the indebtedness of the loan upon transfer of ownership of the mortgaged property.

         The Company's lending policies generally limit the maximum loan-to-value ratio on mortgage loans secured by owner-occupied properties to 81% and 95% of the lesser of the appraised value or purchase price. The maximum loan-to-value ratio on mortgage loans secured by non-owner-occupied properties and/or used for refinancing purposes is also 80%. The Company does originate some 81% to 95% loan-to-value ratio loans. The Company requires private mortgage insurance on loans with loan-to-value ratios of 91% and over and charges a higher effective interest rate on such loans to account for the additional risk these loans carry.

         The Company also originates conventional fixed-rate mortgage loans on one- to four-family residential properties, the majority of which have a maximum term to maturity of 30 years. The Company originates and holds its fixed-rate mortgage loans in its portfolio as long-term investments.

         In addition, the Company engages in a limited but increasing amount of construction lending involving loans to qualified borrowers for construction of one- to four-family residential properties. These properties are primarily located in the Company's market area. All construction loans are secured by a first lien on the property under construction. Construction/permanent loans generally have adjustable interest rates and are underwritten in accordance with the same terms and requirements as the Company's permanent mortgages, except the loans generally provide for disbursement in stages during a construction period of up to 12 months, during which period the borrower is required to make monthly payments of accrued interest on the outstanding loan balance. Interim construction loans generally have fixed interest rates, terms of up to 12 months and a maximum loan-to-value ratio of 80%. Borrowers must satisfy all credit requirements which would apply to the Company's permanent mortgage loan financing for the subject property.

         The Company also originates consumer loans, primarily savings account loans, automobile loans, home equity loans and lines of credit, second mortgage loans and other consumer loans secured by mortgages on residences. The Company also makes a limited amount of unsecured loans.

         The Company has historically engaged in a limited amount of commercial and multifamily real estate lending but has increased originations of such loans over the past 12 months. The Company generally makes commercial and multifamily real estate loans available on properties in its market area, with terms of 20 years or less, loan-to-value ratios of 80% or less and adjustable rates of interest. In addition, the Company, from time to time, purchases whole loans or participation interests in loans on commercial and multifamily real estate located in Kentucky and eastern Tennessee.

         Asset Classification and Allowance for Loan Losses. The Company classifies its loan assets as a "substandard," "doubtful" or "loss," if warranted. Assets classified as substandard or doubtful require a general allowance for loan losses. If an asset is classified as loss, the loan must be charged off. An asset which does not currently warrant classification but which possesses weaknesses or deficiencies deserving close attention is required to be designated as "special mention." Currently, general loss allowances established to cover possible losses related to assets classified substandard or doubtful may be included in determining an institution's regulatory capital, while specific valuation allowances for loan losses do not qualify as regulatory capital. The Company has determined that at December 31, 2002 it had $2.2 million in assets classified as substandard, $688,000 in assets classified as doubtful and no assets classified as loss. In addition, the Company had $1.6 million in assets designated as special mention. Depending on their future performance, it is possible that these loans might be required to be classified in future periods.

         The following table sets forth an analysis of the Company's allowance for loan losses for the periods indicated.

                                             Six Months
                                                Ended                         Year Ended June 30,
                                            December 31,       -------------------------------------------------------
                                                2002             2002       2001       2000        1999          1998
                                       ----------------------  -------     -------    -------     -------       ------
                                       (Dollars in thousands)               (Dollars in thousands)
Balance at Beginning of Period .......        $975              $718         $645      $1,212       $973          $710
                                              ----              ----         ----      ------       ----          ----

Loan charge-offs:
  Real estate:
     Residential .....................           6                20           24          87         --            --
     Commercial ......................          31                38            9          --         --            --
  Consumer ...........................          --                 9           10          12         16            11
  Commercial .........................          --                --           --          34         --            --
                                              ----              ----         ----      ------       ----          ----
Total charge-offs ....................          37                67           43         133         16            11

Recoveries:
  Real estate:
     Residential .....................          20                 8            9          --         --            --
     Consumer ........................          --                --            2           3          2            --
  Commercial .........................          --                 9           --          --         --            --
                                              ----              ----         ----      ------       ----          ----
Total Recoveries .....................          20                17           11           3          2            --

Net loan recoveries (charge-offs) ....         (17)              (50)         (32)       (130)       (14)          (11)
                                              ----              ----         ----      ------       ----          ----
Provision (Adjustment) for
  Loan Losses ........................         234               307          105        (437)       253           274
                                              ----              ----         ----      ------       ----          ----

Balance at end of period .............      $1,192              $975         $718        $645     $1,212          $973
                                             =====              ====         ====      ======     ======          ====

Ratio of allowance for losses to gross
  loans receivable ...................         .71%              .63%         .52%        .40%       .97%          .81%
                                             =====              ====         ====      ======     ======          ====

Ratio of net loan charge-offs to
  average loans outstanding during the
  period .............................         .01%              .03%         .02%        0.10       .01%          .01%
                                             =====              ====         ====      ======     ======          ====

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


                                                                                               June 30,
                                                                              --------------------------------------------
                                                   December 31, 2002                2002                     2001
                                              ----------------------------          ----                     ----
                                                Amount           %          Amount         %         Amount         %
                                                ------           -          ------         -         ------         -
                                                (Dollars in thousands)                  (Dollars in thousands)
Residential and commercial
   real estate loans .....                     $1,156          96.97%     $  946          96.97%       $714        99.44%
Consumer loans ...........                          4            .34           4            .41           4          .56
Commercial loans .........                     $   32           2.69          25           2.64          --           --
                                               ------         ------      ------         ------        ----       ------
   Total allowance for
     loan losses .........                     $1,192         100.00%     $  975         100.00%       $718       100.00%
                                               ------         ------      ------         ------        ----       ------


                                                                           June 30,
                                         ------------------------------------------------------------------------------
                                                   2000                      1999                       1998
                                                   ----                      ----                       ----
                                           Amount          %          Amount          %         Amount          %
                                           ------          -          ------          -         ------          -
                                                                    (Dollars in thousands)
Residential and commercial
   real estate loans .....                  $618          95.94%     $1,210          95.19%      $970          94.31%
Consumer loans ...........                    27           3.92           2           4.72          3           5.39
Commercial loans .........                    --           0.14          --           0.09         --           0.30
                                            ----         ------      ------         ------       ----          -----
   Total allowance for
     loan losses .........                  $645         100.00%     $1,212         100.00%      $973         100.00%
                                            ----         ------      ------         ------       ----         ------

         Nonperforming Loans and Other Problem Assets. Management reviews the credit quality of the Company's loans on a regular basis. After residential mortgage loans become past due more than 90 days, the Company generally establishes an allowance for uncollectible interest for the amount by which the principal balance and uncollected interest exceeds 90% of the appraised value of the property. Commercial and multifamily real estate loans generally are placed on nonaccrual status if the borrower is placed in bankruptcy proceedings or management concludes that payment in full is not likely. Consumer and commercial loans generally are charged off, or any expected loss is reserved for, after they become more than 90 days past due. The Company accrues interest on delinquent loans past due more than 90 days without establishing a reserve when management concludes such action is warranted, such as in the event the loan is exceptionally well collateralized or the borrower establishes the temporary nature of the delinquency. Loans are charged off when management concludes that they are uncollectible.

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

                                                  December 31,                    June 30,
                                                -----------------     -------------------------------------
                                                  2002      2002       2001      2000       1999      1998
                                                ------     ------     ------    ------     ------     ----
                                                        (Dollars in                 (Dollars in thousands)
                                                         thousands)
Loans accounted for on a
Nonaccrual basis(1) ........................    $2,376     $2,110     $2,231    $1,613     $1,416     $ --
                                                ------     ------     ------    ------     ------     ----

Accruing loans which are contractually past
due 90 days or more(1):
     Real estate ...........................    $   --     $   --     $  134    $  614     $  521     $677
     Consumer ..............................        --         --         --        15          5       40
                                                ------     ------     ------    ------     ------     ----
  Total of nonaccrual and 90 days or more
  past due loans ...........................    $2,376     $2,110     $2,365    $2,242     $1,942     $717
                                                ------     ------     ------    ------     ------     ----

Real estate owned ..........................     1,674      1,559        105       333         --       --
                                                ------     ------     ------    ------     ------     ----
Total nonperforming assets .................    $4,050     $3,669     $2,470    $2,575     $1,942     $717
                                                ======     ======     ======    ======     ======     ====
  Nonaccrual and 90 days or more past due
  loans as a percentage of total loans, net       1.43%      2.38%      1.73      1.96%      1.96%    0.62%
                                                ======     ======     ======    ======     ======     ====
  Nonaccrual and 90 days or more past due
  loans as a percentage of total assets, net      0.94%       .86%      1.09      1.10%      1.02%    0.41%
                                                ======     ======     ======    ======     ======     ====
Nonperforming assets as a percentage of
total assets ...............................      1.60%      1.49%      1.14      1.25%      1.02%    0.41%
                                                ======     ======     ======    ======     ======     ====

(1) Interest on delinquent loans is accrued to income to the extent considered collectible.

         As of December 31, 2002, the Company had a total of $1.1 million in 22 single-family loans classified as "substandard." As of December 31, 2002, the Company had $1.0 million in commercial real estate loans and $588,000 in single-family residential loans classified as "special mention."

         In addition, the Company had two commercial real estate loans totaling $643,000 which had been classified as "substandard" and one real estate development loan in the amount of $563,000 had been classified as "doubtful." The property securing these loans is single-family and multifamily residential and commercial real estate. Management believes that these loans have been adequately classified and reserved for, but continues to monitor them as to their collectibility and as to any possible losses the Company could incur, or additional reserves that may need to be established.

         As of December 31, 2002, the Company had a total of $1.7 million in real estate owned.

         At December 31, 2002, the Company had no other loans of a material amount which were not classified as nonaccrual, past due 90 days or more or restructured but where known information about possible credit problems of borrowers caused management to have serious doubts as to the ability of the borrowers to comply with present loan repayment terms and could result in future disclosure as nonaccrual, 90 days past due or restructured.

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

         The general objectives of the Company's investment policy are to (i) protect the Company's depositor resources, (ii) maintain liquidity levels to meet the operational needs of the Company and applicable regulatory requirements, (iii) reduce credit risk by investing in high-quality, diverse investments, (iv) serve as a hedge against significant interest rate shifts, (v) contribute to earnings in a stable and dependable manner without compromising the goals of liquidity and safety, and (vi) provide collateral for pledging needs. The Company's investment activities are managed by Chief Financial Officer, Stanley Alexander, Jr., with oversight by the Investment Committee and under the supervision of the Board of Directors. An investment policy has been adopted by the Board which provides for maintenance of the investment portfolio for the purpose of providing earnings and ensuring a minimum liquidity reserve. In accordance with the investment policy, management has primarily invested in U.S. Treasury securities backed by the full faith and credit of the United States and government agency securities, mortgage-backed securities issued by FHLMC, FNMA or GNMA, federal funds sold, and federally insured interest-bearing deposits in other financial institutions. General obligation and bank qualified bonds of municipalities within the market areas served by the Company and which are considered to possess acceptable credit and limited default risk are also considered for investment.

         The Company, in accordance with generally accepted accounting principles, reports its investment securities available for sale, at current market value, with unrealized gains or losses, net of tax effect, adjusted through equity and realized gains or losses in income when securities are sold. Investment securities held to maturity are reported at cost as adjusted for unaccredited discounts and unamortized premiums.

         The following table sets forth the carrying value of the Company's investment securities at the dates indicated.


                                                                                          At June 30,
                                                    At December 31,       -------------------------------------------
                                                         2002               2002            2001             2000
                                                  --------------------      ----            ----             ----
                                                    (In thousands)                      (In thousands)
Investment securities, available for sale:
  U.S. Treasury, Federal Agency obligations,
  Corporate bonds and municipal
    obligations...............................         $22,663             $22,618          $32,855         $23,736

Investment securities held to maturity:
   U.S. Treasury and Federal Agency
   obligations...............................               --                  --               --          13,201
                                                        ------              ------           ------          ------

Total investment securities: ................          $22,663             $22,618         $32,855          $36,937
                                                        ======              ======          ======           ======

         The following table sets forth the maturities and Weighted Average Yields of securities at December 31, 2002.


                                                              At December 31, 2002
                                      ------------------------------------------------------------------------------------
                                       One Year       One to          Five to           More Than      Total Investment
                                        or Less     Five Years       Ten Years          Ten Years          Portfolio
                                      ----------   ------------    -------------     --------------   -------------------
                                                              (Dollars in thousands)
  Investment securities,
  available for sale:
    U.S. Treasury, Federal
      Agency obligations,
      corporate bonds and
      municipal obligations ....        $2,213       $12,113          $1,755           $6,582            $22,663

  Total investment
      securities, available
      for sale..................        $2,213       $12,113          $1,755           $6,582            $22,663
                                         =====        ======           =====            =====             ======

  Weighted average yield........          5.05%         5.64%           5.45%            4.62%              5.28%
                                          ====          ====            ====             ====               ====

MORTGAGE-BACKED SECURITIES ACTIVITIES

         In accordance with the Company's investment policy, management invests in mortgage-backed securities issued by Freddie Mac, Fannie Mae and Ginnie Mae. In addition, the Company's investment policy permits investment in collateralized mortgage obligations.

         The following table sets forth the composition of the Company's mortgage-backed securities portfolio at the dates indicated.

                                            At December 31,                                   At June 30,
                                           ------------------     ----------------------------------------------------------------
                                                  2002                   2002                     2001                  2000
                                           ------------------     -------------------    --------------------     ----------------
                                           Amount        %        Amount         %       Amount         %         Amount       %
                                           ------        -        ------         -       ------         -         ------       -
                                                                              (Dollars in thousands)
Mortgage-backed securities,
available for sale:
Freddie Mac ...........................   $ 7,519       15.75%   $ 9,462       18.20%     $ 5,569       22.96%    $ 3,311   13.55%
Fannie Mae ............................    16,754       35.08     19,610       37.72        8,955       36.92       3,678   15.05
Ginnie Mae ............................     6,414       13.43      7,611       14.64           --          --          --      --
Collateralized mortgage
obligations ...........................    17,068       35.74     15,307       29.44        9,731       40.12       5,947   24.34
                                          -------      ------    -------      ------      -------      ------     -------  ------

Total mortgage-backed securities
available for sale ....................    47,755      100.00     51,990      100.00       24,255      100.00      12,936   52.94
                                          -------      ------    -------      ------      -------      ------     -------  ------

Mortgage-backed securities,
held to maturity:
Freddie Mac ...........................        --          --         --          --           --          --       1,658    6.79
Fannie Mae ............................        --          --         --          --           --          --       6,727   27.54
Ginnie Mae ............................        --          --         --          --           --          --       3,111   12.73
                                          -------      ------    -------      ------      -------      ------     -------  ------
Total mortgage-backed securities,
held to maturity ......................        --          --         --          --           --          --      11,496   47.06
                                          -------      ------    -------      ------      -------      ------     -------  ------

Total mortgage-backed securities,
available for sale and held to
maturity ..............................   $47,755      100.00%   $51,990      100.00%    $24,255       100.00%    $24,432  100.00%
                                          =======      ======    =======      ======     =======       ======     =======  ======

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

                                   For the Six Months
                                        Ended                                  For the Year Ended
                                     December 31,                                   June 30,
                                 ---------------------    -------------------------------------------------------------
                                         2002                    2002                  2001                  2000
                                 ---------------------    -------------------    ------------------    ----------------
                                   Average    Average     Average    Average     Average   Average     Average   Average
                                   Amount      Rate       Amount      Rate       Amount     Rate       Amount     Rate
NOW and money market
deposit accounts.............      $22,681    0.90%     $  19,206      .76%    $  17,708    0.95%    $  15,702    1.69%
Passbook accounts............        8,182    0.82          7,590     1.16         7,357    1.31         7,604    2.22
Certificates.................      168,921    3.32        163,144     4.44       156,883    5.48       140,019    5.08
                                   -------    ----        -------     ----     ---------    ----       -------    ----
Total........................     $199,784    2.86%      $189,940     3.93%     $181,948    4.87%     $163,325    4.62%
                                   =======    ====        =======     ====       =======    ====       =======    ====

         The following table indicates the amount of the Company's certificates of deposit of $100,000 or more by time remaining until maturity as of December 31, 2002. Most of the Company's deposits of over $100,000 come from individual depositors in the Company's market area.

                   Maturity Period                   Certificates of Deposit
                   ---------------                   -----------------------
                                                              (In thousands)

                Three months or less                             $12,748
                Over three through six months                      7,289
                Over six through 12 months                        25,272
                Over 12 months                                    17,832
                                                                --------
                Total                                            $63,141
                                                                  ======

         Management attributes the net decrease in deposits for the six months ended December 31, 2002 to general economic conditions and competition in the local market. The Company does not offer premiums for deposits and in the past has not offered interest rates on deposits which exceed the average rates paid by other financial institutions in its market area.

         Borrowings. Savings deposits historically have been the primary source of funds for the Company's lending and investment activities and for its general business activities. The Company is authorized, however, to use advances from the FHLB of Cincinnati to supplement its supply of lendable funds and to meet deposit withdrawal requirements. All of the advances are collateralized by FHLB stock and single-family first mortgage loans with aggregate principal balances totaling 150% of the outstanding amount of advances. The FHLB of Cincinnati functions as a central reserve bank providing credit for savings institutions and certain other member financial institutions. As a member, the Company is required to own capital stock in the FHLB and is authorized to apply for advances on the security of such stock and certain of its home mortgages and other assets (principally, securities which are obligations of, or guaranteed by, the United States), provided certain standards related to creditworthiness have been met. The Company had $1.4 million in short-term borrowings outstanding at December 31, 2002. The average balance of short-term borrowings during the six months ended December 31, 2002 was $1.5 million with a weighted average rate of 1.7%. The maximum balance of short-term borrowings during the six months ended December 31, 2002 was $7.7 million.

         At December 31, 2002, the Company had $26.3 million in long-term advances at an average rate of 4.46% outstanding with the Federal Home Loan Bank. The average balance of these advances for the six months ended December 31, 2002 was $22.4 million at a weighted-average rate of 5.5%. At December 31, 2002, the Company had sufficient collateral to borrow another $77 million, including a $13.6 million unexercised line of credit, from the Federal Home Loan Bank.

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

         The Company's primary competition comprises the commercial banks near each of the Company's branch offices. In Middlesboro, where the Company's main office is located, primary competition consists of four banks. In Harlan, Kentucky, where two branch offices are located, the Company's primary competition is two banks. In New Tazewell, Tennessee, where a branch office is located, the Bank's primary competition is three banks.

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

Employees

         As of December 31, 2002, the Company and its subsidiary had 70 full-time employees, none of whom was represented by a collective bargaining agreement. The Company believes that it enjoys excellent relations with its personnel.

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

         The supervision and regulation of bank holding companies and their subsidiaries is intended primarily for the protection of depositors, the deposit insurance funds of the FDIC and the banking system as a whole, and not for the protection of the bank holding company shareholders or creditors. The banking agencies have broad enforcement power over bank holding companies and banks, including the power to impose substantial fines and other penalties for violations of laws and regulations, to issue cease and desist or removal orders, to seek injunctions and publicly disclose such actions, and extensive authority to police unsafe or unsound practices.

         The following description summarizes some of the laws to which the Company and the Bank are subject. References herein to applicable statutes and regulations are brief summaries thereof, do not purport to be complete and are qualified in their entirety by reference to such statutes and regulations.

Regulation of the Bank

         Home Federal is a Kentucky-chartered commercial banking corporation the deposits of which are insured by the FDIC. Prior to the Bank's conversion from a federally chartered savings bank to a Kentucky-chartered commercial bank, the Bank was subject to regulation by the Office of Thrift Supervision (the "OTS"). The Bank is not a member of the Federal Reserve System. The Bank is subject to supervision and regulation by the FDIC and the Kentucky Department of Financial Institutions. Such supervision and regulation subjects the Bank to special restrictions, requirements, potential enforcement actions and periodic examination by the FDIC and the Kentucky Department of Financial Institutions. Because the FRB regulates the bank holding company parent of the Bank, the FRB also has supervisory authority that directly affects the Bank.

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

        Branching. Kentucky law currently expressly permits a Kentucky-chartered bank to establish a branch office in any county in Kentucky. Kentucky banking statutes also permit a Kentucky bank, with prior regulatory approval, to establish a branch office outside of Kentucky. Well-capitalized Kentucky banks that have been in operation at least three years and that satisfy certain criteria relating to, among other things, their composite and management ratings, may establish a branch without the approval of the Commissioner of the Department of Financial Institutions upon notice to the Department and any other state bank with its main office located in the county where the new branch will be located. Branching by all other banks requires the approval of the Commissioner, who must ascertain and determine that the public convenience and advantage will be served and promoted and that there is reasonable probability of the successful operation of the branch. In any case, the transaction must also be approved by the FDIC, which considers a number of factors, including financial history, capital adequacy, earnings prospects, character of management, needs of the community and consistency with corporate powers. An out-of-state bank is permitted to establish branch offices in Kentucky by merging with a Kentucky bank. De novo branching into Kentucky by an out-of-state bank is not permitted by the Kentucky banking statutes.

         Restrictions on Affiliate Transactions. Transactions between the Bank and its nonbanking affiliates, including the Company, are subject to Section 23A of the Federal Reserve Act. In general, Section 23A imposes limits on the amount of such transactions and also requires certain levels of collateral for loans to affiliated parties. It also limits the amount of advances to third parties which are collateralized by the securities or obligations of the Company or its subsidiary.

         Affiliate transactions are also subject to Section 23B of the Federal Reserve Act, which generally requires that certain transactions between the Bank and its affiliates be on terms substantially the same, or at least as favorable to the Bank, as those prevailing at the time for comparable transactions with or involving other nonaffiliated persons.

         The Bank's regulatory lending limit to one borrower was $3.6 million at December 31, 2002. Currently, the Bank has only one borrower, a real estate developer, that approaches that limit, with a balance of $2.7 million. The Bank imposes the same limits to affiliates and insiders. At December 31, 2002, loans to directors, executive officers and control persons totaled $634,000 in aggregate.

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

         Deposit Insurance Assessments. Currently, the FDIC maintains two funds for the insurance of deposits of financial institutions: the Bank Insurance Fund ("BIF") for deposits originated by banks and the Savings Association Insurance Fund ("SAIF") for deposits originated by savings associations, including savings association deposits acquired by banks. The Bank must pay assessments to the FDIC for federal deposit insurance protection based on a risk-based assessment system. Under this system, FDIC-insured depository institutions pay insurance premiums at rates based on their risk classification. Institutions assigned to higher-risk classifications (that is, institutions that pose a greater risk of loss to their respective deposit insurance funds) pay assessments at higher rates than institutions that pose a lower risk. An institution's risk classification is assigned based on its capital levels and the level of supervisory concern the institution poses to the regulators. In addition, the FDIC can impose special assessments in certain instances. The current range of BIF and SAIF assessments is between 0% and .27% of deposits.

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

         Consumer Laws and Regulations. In addition to the laws and regulations discussed herein, the Bank is also subject to certain consumer laws and regulations that are designed to protect consumers in transactions with banks. While the list set forth herein is not exhaustive, these laws and regulations include the Truth in Lending Act, the Truth in Savings Act, the Electronic Funds Transfer Act, the Expedited Funds Availability Act, the Equal Credit Opportunity Act, the Real Estate Settlement Procedures Act and the Fair Housing Act, among others. These laws and regulations mandate certain disclosure requirements and regulate the manner in which financial institutions must deal with clients when taking deposits or making loans. The Bank must comply with the applicable provisions of these consumer protection laws and regulations as part of its ongoing business operations.

Regulation of the Company

         Prior to the Company's conversion from a savings and loan holding company to a bank holding company, the Company was subject to regulation by the OTS. As a bank holding company, the Company is subject to supervision, regulation and examination by the FRB. The Bank Holding Company Act of 1956, as amended (the "BHCA"), and other federal laws subject bank holding companies to particular restrictions on the types of activities in which they may engage and to a range of supervisory requirements and activities, including regulatory enforcement actions for violations of laws and regulations.

         Bank Acquisitions by Bank Holding Companies. The Company is required to obtain the prior approval of the FRB under the BHCA before it may acquire all or substantially all of the assets of any bank, or ownership or control of any voting shares of any bank, if after such acquisition it would own or control, directly or indirectly, more than 5% of the voting shares of such bank. In approving bank acquisitions by bank holding companies, the FRB is required to consider the financial and managerial resources and future prospects of the bank holding company and the banks concerned, the convenience and needs of the communities to be served and various competitive factors. Consideration of convenience and needs issues includes the parties' performance under the Community Reinvestment Act of 1977, as amended ("CRA"). Under the CRA, all financial institutions have a continuing and affirmative obligation consistent with safe and sound operation to help meet the credit needs of their entire communities, including low- to moderate-income neighborhoods. By virtue of the Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994, the geographic location of the bank is no longer a factor. Under that Act, a well-capitalized and well-managed bank holding company may acquire a bank located in any state, subject to certain deposit percentage limitations and age requirements.

         Gramm-Leach-Bliley Act. On November 12, 1999, the Gramm-Leach-Bliley Act was signed into law, eliminating many of the remaining barriers to full convergence of the banking, securities and insurance industries. The major provisions of the Act took effect March 12, 2000.

         The Gramm-Leach-Bliley Act enables a broad-scale consolidation among banks, securities firms and insurance companies by creating a new type of financial services company called a "financial holding company," a bank holding company with dramatically expanded powers. Financial holding companies can offer virtually any type of financial service, including banking, securities underwriting, insurance (both agency and underwriting) and merchant banking. In addition, the Act permits the FRB and the Treasury Department to authorize additional activities for financial holding companies, but only if they jointly determine that such activities are "financial in nature" or "complementary to financial activities."

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

         The Gramm-Leach-Bliley Act includes consumer privacy protections and CRA "sunshine" rules, "modernizes" various other banking-related statutes, permits mutual bank holding companies and requires a number of studies and reports to Congress.

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

Capital Adequacy Requirements

         Capital Guidelines. The FRB and FDIC have substantially similar risk-based and leverage ratio guidelines for banking organizations, which are intended to ensure that banking organizations have adequate capital related to the risk levels of assets and off-balance-sheet instruments. Under the risk-based guidelines, specific categories of assets are assigned different risk weights, based generally on the perceived credit risk of the asset. These risk weights are multiplied by corresponding asset balances to determine a "risk-weighted" asset base. The guidelines require a minimum total risk-based capital ratio of 8.0%, of which at least 4.0% is required to consist of Tier 1 capital elements (generally, common shareholders' equity, minority interests in the equity accounts of consolidated subsidiaries, noncumulative perpetual preferred stock, less goodwill and certain other intangible assets). Total capital is the sum of Tier 1 and Tier 2 capital. Tier 2 capital generally may consist of limited amounts of subordinated debt, qualifying hybrid capital instruments, other preferred stock, loan loss reserves and unrealized gains on certain equity securities. As of December 31, 2002, the Company's ratio of Tier 1 capital to total risk-weighted assets was 15.0% and its ratio of total capital to total risk-weighted assets was 15.8%. As of December 31, 2002, the Bank's ratio of Tier 1 capital to total risk-weighted assets was 14.5% and its ratio of total capital to total risk-weighted assets was 15.3%.

         In addition to the risk-based capital guidelines, the FRB uses a leverage ratio as an additional tool to evaluate the capital adequacy of bank holding companies. The leverage ratio is a company's Tier 1 capital divided by its average total consolidated assets (less goodwill and certain other intangible assets). Certain highly rated bank holding companies may maintain a minimum leverage ratio of 3.0%, but other bank holding companies may be required to maintain a leverage ratio of up to 200 basis points above the regulatory minimum. As of December 31, 2002, the Company's leverage ratio was 8.7%. The FDIC's leverage guidelines require state banks to maintain Tier 1 capital of no less than 5% of average total assets, except in the case of certain highly rated banks for which the requirement is 3% of average total assets. As of December 31, 2002, the Bank's ratio of Tier 1 capital to average total assets (leverage ratio) was 8.4%. [See Note 11 in Item 7.]

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

         Corrective Measures for Capital Deficiencies. The federal banking regulators are required to take "prompt corrective action" with respect to capital-deficient institutions. Agency regulations define, for each capital category, the levels at which institutions are "well capitalized," "adequately capitalized," "undercapitalized," "significantly undercapitalized" and "critically undercapitalized." Under these regulations, a "well capitalized" bank has a total risk-based capital ratio of 10% or higher; a Tier 1 risk-based capital ratio of 6% or higher; and a leverage ratio of 5% or higher and is not subject to any written agreement, order or directive requiring it to maintain a specific capital level for any capital measure. An "adequately capitalized" bank has a total risk-based capital ratio of 8% or higher; a Tier 1 risk-based capital ratio of 4% or higher; and a leverage ratio of 4% or higher (3% or higher if the bank was rated a CAMEL 1 in its most recent examination report and is not experiencing significant growth) and does not meet the criteria for a well capitalized bank. A bank is "undercapitalized" if it fails to meet any one of the ratios required to be adequately capitalized.

         Undercapitalized institutions are required to submit a capital restoration plan, which must be guaranteed by any holding company of the institution. In addition, agency regulations contain broad restrictions on certain activities of undercapitalized institutions, including asset growth, acquisitions, branch establishment and expansion into new lines of business. With certain exceptions, an insured depository institution is prohibited from making capital distributions, including dividends, and is prohibited from paying management fees to control persons if the institution would be undercapitalized after any such distribution or payment. A bank's capital classification will also affect its ability to accept brokered deposits. Under the FDIC regulations, a bank may not lawfully accept, roll over or renew brokered deposits unless either it is well capitalized or it is adequately capitalized and receives a waiver from the FDIC.

         As an institution's capital decreases, the FDIC's enforcement powers become more enhanced. A significantly undercapitalized institution is subject to mandated capital raising activities, restrictions on interest rates paid and transactions with affiliates, removal of management and other restrictions. The FDIC has only very limited discretion in dealing with a critically undercapitalized institution and is virtually required to appoint a receiver or conservator.

         Banks with risk-based capital and leverage ratios below the required minimums may also be subject to certain administrative actions, including the termination of deposit insurance upon notice and hearing, or a temporary suspension of insurance without a hearing in the event the institution has no tangible capital.

Item 2.  Description of Property.

         (a) Properties. The Company's principal executive offices are located at 1602 Cumberland Avenue, Middlesboro, Kentucky, in facilities leased to the Bank by its wholly owned subsidiary, Home Service Corporation. The Company also maintains operations offices at 1608 Cumberland Avenue, Middlesboro, Kentucky, and has branch offices located at 600 Fifth Avenue, New Tazewell, Tennessee, and 102 Cumberland Avenue, Harlan, Kentucky, which are all leased from Home Service Corporation. In addition, the Company has one other branch office located at Village Center, Harlan, Kentucky, which is leased from a third party. The Bank's wholly owned subsidiary, Home Service Corporation, also has purchased property for the construction of a new branch office in Jacksboro, Tennessee. Management believes that each of the properties is suitable for its purpose and anticipated need.

         (b) Investment Policies. See "Item 1. Business" above for a general description of the Bank's investment policies and any regulatory or Board of Directors' percentage of assets limitations regarding certain investments. All of the Bank's investment policies are reviewed and approved by the Board of Directors of the Bank, and the policies, subject to any regulatory restrictions, can be changed without a vote of stockholders. The Bank's investments are primarily acquired to produce income, and, to a lesser extent, possible capital gains.

             (1) Investments in Real Estate or Interests in Real Estate. See "Item 1. Business--Lending Activities," "Item 1.
         Business--Regulation of the Bank," and "Item 2. Description of Property--(a) Properties" above.

             (2) Investments in Real Estate Mortgages. See "Item 1. Business--Lending Activities" and "Item 1. Business--Regulation of the Bank."

             (3) Securities of or Interests in Persons Primarily Engaged in Real Estate Activities. See "Item 1. Business--Investment Activities" and "Item 1. Business--Subsidiary Activities."

         (c) Description of Real Estate and Operating Data. Not applicable.

Item 3.  Legal Proceedings.

         From time to time, the Company is a party to various routine legal proceedings incident to its business, including loan foreclosure actions. There are currently no material legal proceedings to which the Company, the Bank or its subsidiary is a party or to which any of their property is subject.

Item 4.  Submission of Matters to a Vote of Security Holders.

         No matters were submitted to a vote of security holders.

                                     PART II

Item 5.  Market for the Registrant's Common Equity and Related Stockholder
         Matters.

         The Company's common stock is listed on the NASDAQ small cap market under the symbol "HFBA". There are currently 1,301,101 shares of the common stock outstanding and approximately 390 holders of record of the common stock (not including shares held in "street name").

         The following table sets forth certain information as to the range of the high and low bid prices for the Company's common stock for the calendar quarters indicated:

                                                                 Dividends
                              High Bid(1)       Low Bid(1)          Paid
                          ------------------------------------------------------

 2001
   First quarter            $     12.000      $     11.000     $       .19
   Second quarter                 12.880            11.000
   Third quarter                  13.000            11.450             .19
   Fourth quarter                 14.150            12.030

 2002
   First quarter            $     14.600      $     13.450     $       .20
   Second quarter                 14.750            13.000
   Third quarter                  14.500            12.900             .21
   Fourth quarter                 14.500            13.260

(1) Quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

         The latest bid price as of March 25, 2003 was $16.50.

         The Company's primary source of funds for the payment of dividends is dividends from the Bank.

         For information regarding restrictions on the payment of dividends see "Item 1, Business--Regulation--Regulation of Home Federal--Restrictions on Distribution of Subsidiary Bank Dividends and Assets."

Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations.

         HFB Financial Corporation, a Tennessee corporation, was organized by Home Federal to be a savings institution holding company. The Company was organized at the direction of the Bank in September 1992 to acquire all of the capital stock issued by the Bank upon the conversion of the Bank from mutual to stock form. The Company has no significant assets other than capital stock of the Bank. The Company's principal business is the business of the Bank and its subsidiary. Therefore, the discussion in this Management's Discussion and Analysis relates to the Bank and its operations.

         Home Federal's results of operations in recent years have reflected the fundamental changes which have occurred in the regulatory, economic and competitive environment in which banks operate. The Bank's results of operations are primarily dependent on its net interest income, which is the difference between interest income on interest-earning assets and interest expense on interest-bearing liabilities. Interest income is a function of the balances of interest-earning assets outstanding during the period and the yields earned on such assets. Interest expense is a function of the amount of interest-bearing liabilities outstanding during the period and the rates paid on such liabilities. The Bank also generates non-interest income, such as service charges on transaction accounts and other fees. Net income is further affected by the level of non-interest expenses, such as personnel expenses, occupancy and equipment expenses, federal deposit insurance premiums and other expenses.

         The operations of Home Federal and banks generally are significantly influenced by general economic conditions and the monetary and fiscal policies of governmental regulatory agencies. Deposit flows and costs of funds are influenced by interest rates on competing investments and prevailing market rates of interest. Lending activities are affected by the demand for financing real estate and other types of loans, which, in turn, is affected by the interest rates at which such financing may be offered and other factors affecting loan demand and the availability of funds. Just as the Bank's operations are influenced by regulatory authorities, so are its liquidity levels and capital resources.

Results of Operations

                                              Six-month Period Ended           Change
                                                    December 31,       --------------------------
                                                2002         2001        Amount       Percent
                                                   (unaudited)
                                              ---------------------------------------------------
                                                           (Dollars in thousands)
Interest income ............................   $ 8,193     $ 7,789       $   404         5.19%
Interest expense ...........................     3,409       4,461        (1,052)      (23.58)
                                               -------     -------       -------

Net interest income ........................     4,784       3,328         1,456        43.75
Provision for loan losses ..................       234          85           149       175.29
                                               -------     -------       -------

Net interest income after provision for loan
  losses ...................................     4,550       3,243         1,307        16.30
Other income ...............................       607         489           118        24.13
Other expenses .............................     3,366       2,633           733        27.84
Income taxes ...............................       574         356           218        61.23
                                               -------     -------       -------

Net income .................................     1,217         743           474        63.80

Asset/Liability Management

         Key components of a successful asset/liability strategy are the monitoring and managing of interest rate sensitivity of both the interest-earning asset and interest-bearing liability portfolios. Home Federal has employed various strategies intended to minimize the adverse effect of interest rate risk on future operations by providing a better match between the interest rate sensitivity between its assets and liabilities. In particular, the Bank's strategies are intended to stabilize net interest income for the long term by protecting its interest rate spread against increases in interest rates. Such strategies include the origination for portfolio of adjustable-rate mortgage loans secured by one to four family residential real estate and the origination of consumer and other loans with greater interest rate sensitivities than long-term, fixed-rate residential mortgage loans. At December 31, 2002, approximately 72% of the loans in the Bank's mortgage loan portfolio were adjustable-rate mortgages. The Bank has used excess funds to invest in various short-term investments, including mortgage-backed securities, with a weighted-average life of seven years or less, U.S. Government Treasury and agency securities with terms of seven years or less and other short-term investments.

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

Interest Rate Sensitivity

         Net portfolio value (NPV) analysis provides a quantification of interest rate risk. In essence, this approach calculates the difference between the present value of liabilities, expected cash flows from assets and cash flow from off-balance-sheet contracts.

         The following table sets forth, as of December 31, 2002, the estimated changes in the Bank's NPV, i.e., the present value of expected cash flows from assets, liabilities and off-balance-sheet contracts, assuming immediate and permanent changes in interest rates up 200 and down 100 basis points.

                              Net Portfolio Equity
                             (Dollars in thousands)

     Change in Interest
    Rates (Basis Points)    Estimated NPV    Amount of Change  Percent of Change
--------------------------------------------------------------------------------

             +200            $21,970            $12,737             (36.7)%
             +100             26,898              7,809             (22.5)
                0             34,707                -0-               -0-
             -100             44,234              9,527              27.5

         As noted above, the market value of the Bank's net assets would be anticipated to decline significantly in the event of certain designated increases in interest rates. For instance, in the event of a 200 basis point increase in interest rates, NPV is anticipated to fall by $12.7 million, or 37%. Conversely, a 100 basis point decrease in interest rates is anticipated to cause a $9.5 million, or 28% increase in NPV. Subject to market conditions, management intends to continue to restructure the Bank's assets and liabilities over time to attempt to better manage the Bank's NPV volatility.

         Certain assumptions utilized in assessing the interest rate risk of the Bank were employed in preparing the previous table. These assumptions relate to interest rates, loan prepayment rates, deposit decay rates and the market values of certain assets under the various interest rate scenarios. It was also assumed that delinquency rates will not change as a result of changes in interest rates although there can be no assurance that this will be the case. In the event that interest rates do not change in the designated amounts, there can be no assurance that the Bank's assets and liabilities would perform as set forth above. In addition, a change in Treasury rates in the designated amounts accompanied by a change in the shape of the Treasury yield curve would cause significantly different changes to the NPV than indicated above.

Financial Condition

         The Corporation's assets increased by 3.0% to $253.5 million at December 31, 2002 compared to $246.2 million at June 30, 2002. The majority of this increase is reflected in loans, which was primarily funded by a decrease in cash and cash equivalents and investments and an increase in borrowings.

         Cash and cash equivalents decreased by $255,000 to $4.97 million at December 31, 2002 from $5.225 million at June 30, 2001, primarily due to increases in the loan portfolio.

         The Bank augments its lending activities and increases its asset yields to a significant extent by investing in investment securities such as mortgage-backed securities "MBSs", U.S. Government securities, municipal securities and corporate securities. During the six months ended December 31, 2002, investments decreased $4.2 million to $70.4 million at December 31, 2002 compared to $74.6 million at June 30, 2002, primarily due to growth in the Bank's loan portfolio. Also, during the six months ended December 31, 2002, Management purchased $10.8 million in investment securities. These purchases were mostly funded from proceeds from called and maturing investment securities, principal collected on MBSs and the sale of investment securities. At December 31, 2002, the balance of investment securities available for sale (AFS) was $70.4 million with a net unrealized gain of $2.2 million.

         During the six months ended December 31, 2002, total loans receivable, net increased 7.7% to $166.3 million compared to $154.4 million at June 30, 2002. Management has taken a more aggressive stance in growing the loan portfolio since the Bank's conversion to a commercial bank charter in December 2001. A substantial portion of this growth was in commercial real estate loans.

         At June 30, 2002, allowance for loan losses was $1.192 million, or 0.71%, of loans receivable compared to $975,000, or 0.63%, of loans receivable at June 30, 2002.

         Premises and equipment increased by $588,000 to $4.455 million at December 31, 2002 from $3.867 million at June 30, 2002. Most of this increase was related to the purchase of land for construction of the new branch office in Jacksboro, Tennessee.

         Total deposits decreased $2.0 million to $199.3 million at June 30, 2002 from $201.3 million at June 30, 2002. During the six months ended December 31, 2002, CDs decreased $3.0 million while non-interest-bearing, savings and NOW accounts increased $1.0 million. During the six months ended December 31, 2002, competition for deposits in local markets has been intense with several institutions offering deposit rates well above national averages. In response, Management took the position to fairly price deposits and not to match these excessively priced promotions.

         Total borrowings increased $7.8 million to $27.7 million at December 31, 2002 from $19.9 million at June 30, 2002, primarily as the result of a leveraging strategy implemented during the six months ended December 31, 2002. The Bank borrowed $7.5 million with an average maturity of three years and used the proceeds to purchase securities with similar maturities.

         At December 31, 2002, the Bank met all regulatory capital requirements. Tier I capital to averaged assets was 8.4%, tier I capital to risk-weighted assets was 14.5% and total capital to risk-weighted assets was 15.3% at December 31, 2002 compared to 8.2%, 14.8% and 15.6%, respectively, at June 30, 2002.

         The following table sets forth the financial position of the Corporation on the dates indicated.

                                                                                         Change
                                                                             ---------------------------------
                                     December 31, 2002       June 30, 2002       Amount         Percent
                                  ----------------------------------------------------------------------------
                                                            (Dollars in thousands)
Total assets ...................         $253,535             $246,164         $  7,371           3.00%
Net loans ......................          166,335              154,450           11,885           7.70
Investment securities--available
  for sale .....................           70,418               74,637           (4,219)         (5.65)
Deposits .......................          199,285              201,323           (2,038)         (1.01)
Stockholders' equity ...........           23,580               22,141            1,439           6.50

Number of shares outstanding ...        1,301,101                1,296,311

Comparison of Six-month Period Ended December 31, 2002
to Six-Month Period Ended December 31, 2001

         General. Net income increased by $474,000 to $1.217 million for the six months ended December 31, 2002 as compared to $743,000 for the six months ended December 31, 2001. The primary reasons for the increase were a $1,456 million increase in net interest income and a $118,000 increase in non-interest income offset by a $218,000 increase in income tax expense, a $149,000 increase in provision for loan losses and a $733,000 increase in non-interest expense.

         Net Interest Income. Net interest income increased to $4.784 million for the six months ended December 31, 2002 from $3.328 million for the six months ended December 31, 2001. The increase was primarily due to an increase in the net interest margin. The net interest margin increased by 85 basis points to 4.09% for the six months ended December 31, 2002 compared to 3.24% for the six months ended December 31, 2001. Most of this increase was attributable to a lower weighted-average cost of funds.

         Interest Income. Interest income for the six months ended December 31, 2002 and 2001 was $8.193 million and $7.789 million, respectively. The increase for the six months ended December 31, 2002 over the six months ended December 31, 2001 was due primarily to an increase in the average balance of interest-earning assets, as the yields declined in the six months ended December 31, 2002. Yields on such assets were 7.01% for the six months ended December 31, 2002 compared to 7.57% for the six months ended December 31, 2001.

         Average interest-earning assets were $233.7 million and $205.7 million for the six months ended December 31, 2002 and 2001, respectively. The increase in the average balance of interest-earning assets was primarily due to an increase in loan originations.

         Interest Expense. Interest expense for the six months ended December 31, 2002 and 2001 was $3.409 million and $4.461 million, respectively. The decrease in interest expense of $1.052 million for the six months ended December 31, 2002 over the six months ended December 31, 2001 was primarily due to a decrease in the rate of interest paid on deposits. The cost of interest-bearing liabilities decreased to 3.08% for the six months ended December 31, 2002 compared to 4.55% for the six months ended December 31, 2001. In addition, the average balance of interest-bearing liabilities increased by $25.6 million due to increased deposits and borrowings, which was primarily used to fund loan demand.

         Provision for Loan Losses. The provision for loan losses for the six months ended December 31, 2002 and 2001 was $234,000 and $85,000, respectively. The increase of $149,000 was primarily due to an increase in commercial loan originations. The provision was determined by management's evaluation of the adequacy of the allowance for loan losses, including consideration of recoveries of loans previously charged off, the perceived risk exposure among loan types, actual loss experience, delinquency rates and current economic conditions.

         Other Income. Other income for the six months ended December 31, 2002 was $607,000 compared to $489,000 for the six months ended December 31, 2001, an increase of $118,000. The increase was primarily the result of an $89,000 increase in service charges on deposits, a $27,000 decrease in gains on trading account securities, a $5,000 increase in other fees, a $16,000 decrease in gain on the sale of real estate and an increase of $76,000 in the increase in cash surrender value of bank-owned life insurance.

         Other Expenses. Other expenses increased $733,000 to $3.366 million for the six months ended December 31, 2002 from $2.633 million for the six months ended December 31, 2001. Compensation and benefits increased by $464,000, primarily the result of a $398,000 increase in general compensation expense and an increase of $66,000 in the cost of funding the Bank's employee retirement fund. Since December 31, 2001 to December 31, 2002, the Bank has increased its full time equivalent employees from 63 to 70 due to growth and staffing for the new Jacksboro, Tennessee branch which opened in January 2003.

         Legal and professional fees increased $114,000 to $263,000 for the six months ended December 31, 2002 compared to $149,000 for the six months ended December 31, 2001. Legal expenses increased $76,000 primarily due to expenses related to foreclosures and corporate matters. Consulting fees increased $50,000 as the result of payment for services for the development and implementation of new procedures for loan operations.

         Other expenses increased $186,000 to $655,000 for the six months ended December 31, 2002 compared to $442,000 for December 31, 2001, primarily due to an increase of $118,000 in other real estate owned expenses. The increase included the write down of two foreclosed real estate development properties recently reappraised. All other categories of other expense increased $95,000 with no substantial increase or decrease in any one category.

         Income Tax Expense. Income tax expense increased $218,000 to $574,000 for the six months ended December 31, 2002 compared to $356,000 for the six months ended December 31, 2001 due to increased earnings for the six months ended December 31, 2002.

Comparison of Year Ended June 30, 2002
to Year Ended June 30, 2001

         General. Net income increased by $100,000 to $1.589 million for the fiscal year ended June 30, 2002. The primary reasons for the increase were a $1.222 million increase in net interest income, a $107,000 increase in non-interest income and a $21,000 decrease in income tax expense offset by a $202,000 increase in provision for loan losses and a $1.048 million increase in non-interest expense.

         Net Interest Income. Net interest income increased to $7.440 million for fiscal 2002 from $6.218 million for fiscal 2001. The increase was primarily due to an increase in the net interest margin. The net interest margin increased by 34 basis points to 3.42% for the year ended June 30, 2002 compared to 3.08% for the year ended June 30, 2001. Most of this increase was attributable to a lower weighted-average cost of funds.

         Interest Income. Interest income for the fiscal years ended June 30, 2002 and 2001 was $15.716 million and $15.713 million, respectively. This modest increase for fiscal 2002 over fiscal 2001 was due primarily to an increase in the average balance of interest-earning assets, as the yields declined in fiscal 2002. Yields on such assets were 7.23% in fiscal 2002 compared to 7.77% in fiscal 2001.

         Average interest-earning assets were $217.2 million and $202.2 million for the fiscal years ended June 30, 2002 and 2001, respectively. The increase in the average balance of interest-earning assets was primarily due to an increase in loan originations and purchases of investment securities.

         Interest Expense. Interest expense for fiscal 2002 and 2001 was $8.276 million and $9.495 million, respectively. The decrease in interest expense of $1.219 million in fiscal 2002 over fiscal 2001 was primarily due to a decrease in the rate of interest paid on deposits. The cost of interest-bearing liabilities decreased to 4.03% for fiscal 2002 compared to 5.08% for fiscal 2001. In addition, the average balance of interest-bearing liabilities increased by $18.43 million due to increased deposits, which was primarily used to fund loan demand.

         Provision for Loan Losses. The provision for loan losses for the fiscal years ended June 30, 2002 and 2001 was $307,000 and $105,000, respectively. The increase of $202,000 was primarily due to increase in commercial loan originations. The provision was determined by management's evaluation of the adequacy of the allowance for loan losses, including consideration of recoveries of loans previously charged off, the perceived risk exposure among loan types, actual loss experience, delinquency rates and current economic conditions.

         Other Income. Other income for fiscal 2002 was $1.106 million compared to $999,000 for fiscal 2001, an increase of $107,000. The increase was primarily the result of a $108,000 increase in service charges on deposits, a $238,000 decrease in gains on trading account securities, a $21,000 increase in other fees, a $101,000 increase in gain on the sale of real estate and an increase of $76,000 in the increase in cash surrender value of bank-owned life insurance.

         Other Expenses. Other expenses increased $1.048 million to $5.903 million for fiscal 2002 from $4.855 million for fiscal 2001. Compensation and benefits increased by $499,000, primarily the result of a $300,000 increase in general compensation expense and an increase of $199,000 in the cost of funding the Bank's employee retirement fund.

         Occupancy expense increased $54,000 to $379,000 for fiscal 2002 compared to $325,000 for fiscal 2001. This increase was primarily due to increased depreciation, taxes and utilities resulting from the addition of the Bank's new annex building in Middlesboro, Kentucky and the purchase of the new branch building in Harlan, Kentucky.

         Equipment expense increased $84,000 to $516,000 for fiscal 2002 compared to $432,000 for fiscal 2001, primarily the result of higher depreciation and maintenance fees associated with the purchase of new computer and communications equipment.

         Data processing expense decreased $21,000 to $239,000 for fiscal 2002 compared to $260,000 for 2001 primarily due to the elimination of some services with the Bank's data processor.

         Legal and professional fees increased $238,000 to $457,000 for fiscal 2002 compared to $219,000 for 2001. Legal expenses increased $119,000 primarily due to foreclosure expenses. Consulting fees increased $139,000 as the result of payment for services for the implementation of new operating procedures.

         Other expenses increased $203,000 to $1.240 million for fiscal 2002 compared to $1.037 million for 2001, primarily due to the write down of other real estate owned by $272,000. The write down primarily involved two foreclosed real estate development properties recently reappraised. All other categories of other expense decreased $70,000 with no substantial increase or decrease in any one category.

        Income Tax Expense. Income tax expense decreased $21,000 to $746,000 for fiscal 2002 compared to $767,000 for fiscal 2001 due to a greater amount of tax-exempt income in fiscal 2002.

Comparison of Year Ended June 30, 2001
to Year Ended June 30, 2000

         General. Net income increased by $48,000 to $1.489 million for the fiscal year ended June 30, 2001. The primary reasons for the increase were an $87,000 increase in net interest income, a $638,000 increase in non-interest income and a $21,000 decrease in income tax expense offset by a $542,000 increase in provision for loan losses and a $156,000 increase in non-interest expense.

         Net Interest Income. Net interest income increased to $6.218 million for fiscal 2001 from $6.131 million for fiscal 2000. The increase was primarily due to an increase in volume. Even though net income increased, the net interest margin decreased by 16 basis points to 3.08% for the year ended June 30, 2001 compared to 3.24% for the year ended June 30, 2000. Most of this decrease was attributable to a higher weighted average cost of funds.

         Interest Income. Interest income for fiscal years ended June 30, 2001 and June 30, 2000 was $15.713 million and $14.396 million, respectively. The increase in fiscal 2001 over fiscal 2000 was due primarily to an increase in the average balance of interest-earning assets. Yields on such assets were 7.77% in fiscal 2001 compared to 7.60% in fiscal 2000.

         Average interest-earning assets were $202.2 million and $189.4 million for the fiscal years ended June 30, 2001 and June 30, 2000, respectively. The increase in the average balance of interest-earning assets was primarily due to an increase in loan originations.

         Interest Expense. Interest expense for fiscal 2001 and 2000 was $9.495 million and $8.265 million, respectively. The increase in interest expense of $1.230 million in fiscal 2001 over fiscal 2000 was primarily due to an increase in the rate of interest paid on deposits. The cost of interest-bearing liabilities increased to 5.08% for fiscal 2001 compared to 4.68% for fiscal 2000. In addition, the average balance of interest-bearing liabilities increased by $10.5 million due to increased deposits, which was used to fund loan demand.

         Provision for Loan Losses. The provision for loan losses for the fiscal years ended June 30, 2001 and June 30, 2000 was $105,000 and ($437,000),
respectively. The increase of $542,000 was primarily due to unanticipated collections on loans that, during the fiscal year ended June 30, 1999, were impaired with specific allowances included in the allowance for loan losses. The provision was determined by management's evaluation of the adequacy of the allowance for loan losses, including consideration of recoveries of loans previously charged off, the perceived risk exposure among loan types, actual loss experience, delinquency rates and current economic conditions.

         Other Income. Other income for fiscal 2001 was $998,000 compared to $361,000 for fiscal 2000, an increase of $637,000. The increase is primarily the result of a $254,000 increase in service charges on deposits, a $421,000 increase in gains on trading account securities and a $22,000 increase in other fees. During fiscal 2001, management instituted a new overdraft privilege product, which increased deposit service charge income significantly.

         Other Expenses. Other expenses increased $156,000 to $4.855 million for fiscal 2001 from $4.699 million for fiscal 2000. Compensation and benefits increased by $86,000, primarily the result of a $77,000 decrease in the amount of loan origination fees deferred related to compensation expense net of the amount amortized in the current period.

         Occupancy expense increased $29,000 to $325,000 for fiscal 2001 compared to $296,000 for fiscal 2000. This increase was primarily due to increased depreciation, taxes and utilities resulting from the addition of the Bank's new annex building in Middlesboro, Kentucky and the purchase of the new branch building in Harlan, Kentucky.

         Equipment expense increased $152,000 to $432,000 for fiscal 2001 compared to $280,000 for fiscal 2000, primarily the result of higher depreciation and maintenance fees associated with the purchase of new computer and communications equipment.

         Data processing expense decreased $17,000 to $260,000 for fiscal 2001 compared to $277,000 for 2000 primarily due to one-time expenses associated with the conversion and addition of the new Harlan branch in fiscal 2000.

         Professional services decreased $163,000 due to the fees paid to consultants for assistance in developing a sales culture for the Bank in fiscal 2000.

         State deposit and franchise taxes increased $11,000 primarily due to a benefit received with the Bank's purchase of the new Harlan branch, which was realized in fiscal 2000 that was not available to the Bank in 2001.

         Other expense increased $58,000, primarily due to a $36,000 increase in telephone expense. All other categories of other expense increased $50,000 with no substantial increase or decrease in any one category.

         Income Tax Expense. Income tax expense decreased $21,000 to $767,000 for fiscal 2001 compared to $788,000 for fiscal 2000 due to a greater amount of tax-exempt income in fiscal 2001.

Average Balances, Interest and Average Yields

         The following table sets forth certain information relating to the Company's average interest-earning assets and interest-bearing liabilities and reflects the average yield on assets and the average cost of liabilities for the periods and dates indicated. Such yields and costs are derived by dividing income or expense by the average balance of assets or liabilities, respectively, for the periods presented. Average balances are derived from month-end balances. Management does not believe that the use of month-end balances instead of average daily balances has caused any material difference in the information presented.


                                       Six Months Ended December 31, 2002                Year Ended June 30, 2002
                                     -----------------------------------------------------------------------------------------
                                      Average                        Average          Average                       Average
                                      Balance      Interest        Yield/Cost         Balance        Interest      Yield/Cost
                                     -----------------------------------------------------------------------------------------
                                                                    (Dollars in thousands)
Interest-earning assets
  Loans, net(1) ..............       $159,328      $  6,241           7.83%          $145,034         $ 11,801        8.14%
  Investment securities ......       $ 72,248         1,906           5.28%            66,578            3,759        5.65%
  Federal Home Loan Bank stock
    and deposits with
    financial institutions ...       $  2,425            46           4.33%             5,617              156        2.78%
                                      -------      --------                           -------         --------

      Total interest-earning
        assets ...............       $233,701      $  8,193           7.01%          $217,229         $ 15,716        7.23%
                                     ========      ========                          ========          =======

Interest-bearing liabilities
  Deposits ...................       $199,784      $  2,853           2.86%          $189,940         $  7,458        3.93%
  Short-term borrowings and
    long-term debt ...........       $ 21,770      $    556           5.10%            15,582              818        5.25%
                                     --------      --------                          --------         --------

      Total interest-bearing
        liabilities ..........       $221,554      $  3,409           3.08%          $205,522         $  8,276        4.03%
                                     ========      ========                          ========         ========

Net interest income ..........                     $  4,784                                           $  7,440
                                                   ========                                           ========

Interest rate spread .........                                        3.93%                                           3.20%
                                                                      ====                                            ====

Net yield on interest-earning
  assets .....................                                        4.09%                                           3.42%
                                                                      ====                                            ====

Ratio of average
  interest-earning assets to
  average interest-bearing
  liabilities ................                                      105.48%                                         105.70%
                                                                    ======                                          ======

----------
(1)   Includes nonaccrual loans.

                                         Year Ended June 30, 2001                     Year Ended June 30, 2000
                               ------------------------------------------------------------------------------------------
                                  Average                       Average       Average                          Average
                                  Balance      Interest        Yield/Cost     Balance         Interest        Yield/Cost
                               ------------------------------------------------------------------------------------------
                                                                (Dollars in thousands)
Interest-earning assets
  Loans, net(1)..............    $137,874       $11,655           8.45%       $124,003        $10,218           8.24%
  Investment securities......      61,243         3,885           6.34          62,882          4,062           6.46
  Federal Home Loan Bank stock
    and deposits with
    financial institutions...       3,038           173           5.69           2,538            116           4.57
                                 ---------      --------                      ---------       -------

      Total interest-earning
        assets...............    $202,155       $15,713           7.77%       $189,423        $14,396           7.60%
                                 ========       =======                       ========        =======

Interest-bearing liabilities
  Deposits...................    $174,532       $ 8,807           5.05%       $163,325       $  7,549           4.62%
  Short-term borrowings and
    long-term debt...........      12,559           688           5.48          13,196            716           5.43
                                 --------       -------                       --------       --------

      Total interest-bearing
        liabilities..........    $187,091       $ 9,495           5.08%       $176,521       $  8,265           4.68%
                                 ========       =======                       ========       ========

Net interest income..........                   $ 6,218                                      $  6,131
                                                =======                                      ========

Interest rate spread.........                                     2.69%                                         2.92%
                                                               =======                                          ====

Net yield on interest-earning
  assets.....................                                     3.08%                                         3.24%
                                                               =======                                          ====

Ratio of average
  interest-earning assets to
  average interest-bearing
  liabilities                                                   108.72%                                       107.31%
                                                               =======                                        ======

----------
(1)   Includes nonaccrual loans.

Rate/Volume Analysis

         The table below sets forth certain information regarding changes in interest income and interest expense of the Company for the periods indicated. For each category of interest-earning assets and interest-bearing liabilities, information is provided on changes attributable to (i) changes in volume (changes in volume multiplied by old rate); (ii) changes in rate (change in rate multiplied by old volume); and (iii) changes in rate/volume (changes in rate multiplied by changes in volume). Average balances are derived from month-end balances. Management does not believe that the use of month-end balances instead of average daily balances has caused any material differences in the information presented.

                                                                Six Months Ended December 31, 2002
                                                        vs. Six Months Ended December 31, 2001 (unaudited)
                                               ---------------------------------------------------------------------
                                                                    Increase (Decrease) Due to
                                               ---------------------------------------------------------------------
                                                    Volume            Rate          Rate/Volume         Total
                                               ---------------------------------------------------------------------
                                                                          (In thousands)
Interest income
  Loans receivable(1) ...................         $   828            $  (414)         $   (58)         $   356
  Investment securities .................             286               (144)             (23)             119
  Other dividend income and deposits with
    financial institutions ..............             (49)               (37)              16              (70)
                                                  -------            -------          -------          -------
      Total interest-earning assets .....           1,065               (595)             (65)             405
                                                  -------            -------          -------          -------

Interest expense
  Deposits ..............................             364             (1,496)            (132)          (1,264)
  Short-term borrowings and
    long-term debt ......................             257                (25)             (19)             213
                                                  -------            -------          -------          -------
      Total interest-bearing liabilities              621             (1,521)            (151)          (1,051)
                                                  -------            -------          -------          -------

Change in net interest income ...........         $   444            $   926          $    86          $ 1,456
                                                  =======            =======          =======          =======


                                                                Year Ended June 30, 2002 vs. 2001
                                               ---------------------------------------------------------------------
                                                                    Increase (Decrease) Due to
                                               ---------------------------------------------------------------------
                                                    Volume            Rate          Rate/Volume         Total
--------------------------------------------------------------------------------------------------------------------
                                                                          (In thousands)
Interest income
  Loans receivable(1)....................           $   606         $  (437)         $   (23)           $   146
  Investment securities .................               338            (427)             (37)              (126)
  Other dividend income and deposits with
    financial institutions ..............               147             (89)             (75)               (17)
                                                    -------         -------          -------            -------
      Total interest-earning assets .....             1,091            (953)            (135)                 3
                                                    -------         -------          -------            -------

Interest expense
  Deposits ..............................               777          (1,953)            (173)            (1,349)
  Short-term borrowings and
    long-term debt ......................               166             (29)              (7)               130
                                                    -------         -------          -------            -------
      Total interest-bearing liabilities                943          (1,982)            (180)            (1,219)
                                                    -------         -------          -------            -------

Change in net interest income ...........           $   148         $ 1,029          $    45            $ 1,222
                                                    =======         =======          =======            =======

----------
(1) For purposes of calculating volume, rate and rate/volume variances, nonaccrual loans were included in the weighted-average balance outstanding.


                                                                Year Ended June 30, 2001 vs. 2000
                                               ---------------------------------------------------------------------
                                                                    Increase (Decrease) Due to
                                               ---------------------------------------------------------------------
                                                    Volume            Rate          Rate/Volume         Total
--------------------------------------------------------------------------------------------------------------------
                                                                          (In thousands)
Interest income
  Loans receivable(1)....................           $ 1,143          $   264          $    30          $ 1,437
  Investment securities .................              (106)             (73)               2             (177)
  Other dividend income and deposits with
    financial institutions ..............                23               29                6               58
                                                    -------          -------          -------          -------
      Total interest-earning assets .....             1,060              220               38            1,318
                                                    -------          -------          -------          -------

Interest expense
  Deposits ..............................               518              693               48            1,259
  Short-term borrowings and
    long-term debt ......................               (35)               7               --              (28)
                                                    -------          -------          -------          -------
      Total interest-bearing liabilities                483              700               48            1,231
                                                    -------          -------          -------          -------

Change in net interest income ...........           $   577          $  (480)         $   (10)         $    87
                                                    =======          =======          =======          =======

----------
(1) For purposes of calculating volume, rate and rate/volume variances, nonaccrual loans were included in the weighted-average balance outstanding.

Liquidity and Capital Resources

         The Company's primary source of liquidity is dividends paid by the Bank. The Company repurchases shares of its common stock in order to improve earnings per share and return on stockholders' equity. To date, the Company has repurchased 288,202 of its shares (as restated for a 20% stock dividend on June 14, 2000 and a 5-for-3 stock split on June 30, 1997) of common stock at a cost of $8.7 million.

         Home Federal's capital ratios are substantially in excess of regulatory minimum capital requirements. At December 31, 2002, the Bank's Tier I capital to averaged assets ratio was 8.4% or 4.4% in excess of the Bank's current 4.0% Tier I to averaged capital ratio requirement. Additionally, the Bank's Tier I capital to risk-weighted assets ratio was 14.5% and total capital to risk-weighted assets was 15.3% or 6.5% and 7.3%, respectively, in excess of the minimum regulatory requirements of 4.0% and 8.0%, respectively.

         Home Federal's principal sources of funds for operations are deposits from its primary market area, principal and interest payments on loans and mortgage-backed securities and proceeds from maturing investment securities. In addition, as a member of the FHLB of Cincinnati, the Bank is eligible to borrow funds from the FHLB of Cincinnati in the form of advances. At December 31, 2002, the Bank had $27.7 million outstanding in advances and an unexercised credit line of $13.6 million at the FHLB. The Bank also had sufficient collateral to borrow an additional $63.4 million from the FHLB at December 31, 2002.

         Investments serve as a source of liquid funds which the Bank may use to meet deposit withdrawals and other short-term needs. The Bank's most liquid assets are cash and cash equivalents, which are short-term, highly liquid investments with original maturities of three months or less that are readily convertible to known amounts of cash. The levels of such assets are dependent upon the Bank's operating, financing and investment activities at any given time. Management believes that the liquidity levels maintained are fully adequate to meet potential deposit outflows, loan demand and normal operations.

         The primary source of cash from operating activities is net earnings. The primary uses of funds are lending activities and investments in mortgage-backed and investment securities. Cash received from net loan repayments and other sources is used to purchase investment and mortgage-backed securities. Financing sources consist principally of net increases in deposits. Other financing sources include short and long-term borrowings.

Recent Accounting Developments

         There has been an ongoing review over many years of the accounting principles and practices used by financial institutions. This review is expected to continue by the banking regulators, the Securities and Exchange Commission ("SEC"), the Financial Accounting Standards Board ("FASB"), the American Institute of Certified Public Accountants ("AICPA") and other organizations. As a result of this process, there have been new accounting pronouncements which have had an impact on the Company and the Bank. Further developments may be forthcoming in light of this ongoing review process.

         In June 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 143, "Accounting for Asset Retirement Obligations," which addresses the recognition and measurement of obligations associated with the retirement of tangible long-lived assets. SFAS No. 143 is effective January 1, 2003, with early adoption permitted. The Company plans to adopt SFAS No. 143 effective January 1, 2003 and does not expect the adoption of the statement to have a material effect on the financial statements.

         In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," which addresses financial accounting and reporting for costs associated with exit or disposal activities. Under SFAS No. 146, such costs will be recognized when the liability is incurred, rather than at the date of commitment to an exit plan. SFAS No. 146 is effective for exit or disposal activities that are initiated after December 31, 2002, with early application permitted. Management is currently evaluating the impact of the adoption of SFAS No. 146 on its financial statements.

         In October 2002, the FASB issued SFAS No. 147, "Acquisitions of Certain Financial Institutions, an amendment of FASB Statements No. 72 and 144 and FASB Interpretation No. 9," which addresses accounting for purchases of certain financial institutions. SFAS No. 147 was effective October 1, 2002, with early application permitted. The Company does not have any goodwill that was subject to Statement No. 72 and therefore the provisions of Statement No. 147 required no change in classification or treatment of recorded goodwill.

         In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure - an amendment of FASB Statement No. 123," which provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosure in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company has adopted the requirements of SFAS No. 123 in January 2000 and SFAS No. 148 effective December 31, 2002 with no material effect on its financial statements.

Legislative, Legal and Regulatory Developments

         The banking industry is generally subject to extensive regulatory oversight. The Company, as a publicly held bank holding company, and the Bank, as a Kentucky-chartered commercial bank with deposits insured by the FDIC, are subject to a number of laws and regulations. Many of these laws and regulations have undergone significant change in recent years. These laws and regulations impose restrictions on activities, minimum capital requirements, lending and deposit restrictions and numerous other requirements. Future changes to these laws and regulations, and other new financial services laws and regulations, are likely and cannot be predicted with certainty. Future legislative or regulatory change, or changes in enforcement practices or court rulings, may have a dramatic and potentially adverse impact on the Company and its bank and other subsidiaries.

         FDIC. The FDIC and members of the United States Congress have recently proposed new legislation that would reform the bank deposit insurance system. This reform could merge BIF and SAIF insurance funds, increase the deposit insurance coverage limits and index future coverage limitations, among other changes. Most significantly, reform proposals could allow the FDIC to raise or lower (within certain limits) the currently mandated designated reserve ratio requiring the FDIC to maintain a 1.25% reserve ratio ($1.25 against $100 of insured deposits), and require certain changes in the calculation methodology. Although it is too early to predict the ultimate impact of such proposals, they could, if adopted, result in the imposition of deposit insurance premium costs on the Company.

         Sarbanes Oxley Act. On July 30, 2002, the President signed into law the Sarbanes-Oxley Act of 2002 (the S-O Act) implementing legislative reforms intended to address corporate and accounting fraud. In addition to the establishment of a new accounting oversight board which will enforce auditing, quality control and independence standards, and will be funded by fees from all publicly traded companies, the law restricts provision of both auditing and consulting services by accounting firms. To ensure auditor independence, certain permitted non-audit services being provided to an audit client will require preapproval by a company's audit committee members. In addition, the audit partners must be rotated. Chief executive officers and chief financial officers, or their equivalent, are required to certify to the accuracy of periodic reports filed with the SEC, subject to civil and criminal penalties if they knowingly or willfully violate this certification requirement. In addition, under the S-O Act, counsel will be required to report evidence of a material violation of the securities laws or a breach of fiduciary duty by a company to its chief executive officer or its chief legal officer, and, if such officer does not appropriately respond, to report such evidence to the audit committee or other similar committee of the board of directors or the board itself. Longer prison terms and increased penalties will be applied to corporate executives who violate federal securities laws, the period during which certain types of suits can be brought against a company or its officers has been extended, and bonuses issued to top executives prior to restatement of a company's financial statements are now subject to disgorgement if such restatement was due to corporate misconduct. Executives are also prohibited from insider trading during retirement plan "blackout" periods, and loans to company executives are restricted.

         The S-O Act also increases the oversight of, and codifies certain requirements relating to audit committees of public companies and how they interact with a company's "registered public accounting firm". Audit committee members must be independent and are barred from accepting consulting, advisory or other compensatory fees from the issuer. In addition, companies must disclose whether at least one member of the committee is a "audit committee financial expert" and if not, why not. Under the S-O Act, a "registered public accounting firm" is prohibited from performing statutorily mandated audit services for a company if such company's chief executive officer, chief financial officer, comptroller, chief accounting officer, or any person serving in equivalent positions has been employed by such firm and participated in the audit of such company during the one-year period preceding the audit initiation date. The S-O Act also prohibits any officer or director of a company or any other person acting under their direction from taking any action to fraudulently influence, coerce, manipulate, or mislead any independent public or certified accountant engaged in the audit of a company's financial statements for the purpose of rendering the financial statement's materially misleading.

         The board is determined to continue a corporate governance structure that meets or exceeds the requirements of the Sarbanes-Oxley Act.

         NASDAQ. Also during 2002, the Nasdaq proposed numerous corporate governance rules intended to address a heightened public perception of shortcomings in corporate accountability among public companies generally. These rules, if adopted, would affect the Company because its common stock is listed on the Nasdaq Small Cap Market under the symbol "HFBA." The proposed changes include ensuring that a majority of a board of directors are independent of management, establishing and publishing a code of conduct for directors and officers and requiring stockholder approval of all new stock option plans and all modifications. These rules are still tentative in nature because they are subject to SEC review and approval, which is expected to occur later this year and would then be followed by an anticipated six-month transition period.

         USA Patriot Act. The President of the United States signed the USA PATRIOT Act into law on October 26, 2001. The USA PATRIOT Act establishes a wide variety of new and enhanced ways of combating international terrorism. The provisions that affect national banks (and other financial institutions) most directly are contained in Title III of the act. In general, Title III amends current law--primarily the Bank Secrecy Act--to provide the Secretary of Treasury (Treasury) and other departments and agencies of the federal government with enhanced authority to identify, deter, and punish international money laundering and other crimes.

         Among other things, the USA PATRIOT Act prohibits financial institutions from doing business with foreign "shell" banks and requires increased due diligence for private banking transactions and correspondent accounts for foreign banks. In addition, financial institutions will have to follow new minimum verification of identity standards for all new accounts and will be permitted to share information with law enforcement authorities under circumstances that were not previously permitted. These and other provisions of the USA PATRIOT Act became effective at varying times and the Treasury and various federal banking agencies are responsible for issuing regulations to implement the new law.

[LOGO]

                         Independent Accountants' Report

To the Stockholders and
Board of Directors
HFB Financial Corporation
Middlesboro, Kentucky

We have audited the accompanying consolidated balance sheets of HFB Financial Corporation as of December 31, 2002 and June 30, 2002 and 2001, and the related consolidated statements of income, stockholders' equity and cash flows for the six months ended December 31, 2002 and years ended June 30, 2002 and 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of HFB Financial Corporation as of December 31, 2002 and June 30, 2002 and 2001, and the results of their operations and their cash flows for the six months ended December 31, 2002 and years ended June 30, 2002 and 2001, in conformity with accounting principles generally accepted in the United States of America.

BKD, LLP

Evansville, Indiana
February 14, 2003

                               HFB Financial Corp
                           Consolidated Balance Sheets
                  December 31, 2002 and June 30, 2002 and 2001

                                                                     December 31,              June 30,
                                                                   -------------------------------------------------
                                                                         2002            2002            2001
                                                                   -------------------------------------------------
ASSETS
        Cash and due from banks                                      $   4,467,188   $   4,775,348   $   5,112,788
        Federal funds sold                                                 500,000         450,000       8,775,000
                                                                      ------------    ------------    ------------

               Cash and cash equivalents                                 4,967,188       5,225,348      13,887,788

        Trading assets, at fair value                                           --              --       1,049,327
        Available-for-sale securities                                   70,418,282      74,636,556      57,109,780
        Loans, net of allowance for loan losses of $1,191,849,
          $975,000 and $718,267 at December 31, 2002 and June
          30, 2002 and 2001, respectively                              166,334,655     154,449,553     136,863,425
        Premises and equipment                                           4,455,209       3,867,217       4,242,655
        Federal Home Loan Bank stock                                     1,679,700       1,622,100       1,527,400
        Interest receivable                                              1,513,376       1,638,218       1,790,607
        Foreclosed assets held for sale                                  1,030,310       1,560,805         504,960
        Other assets                                                       330,038         353,189         428,647
        Cash surrender value of life insurance                           2,806,103       2,811,018              --
                                                                      ------------    ------------    ------------

               Total assets                                          $ 253,534,861   $ 246,164,004   $ 217,404,589
                                                                      ============    ============    ============

Liabilities and Stockholders' Equity

    Liabilities
        Deposits
           Noninterest bearing demand                                $   6,398,430   $   7,343,530   $   4,631,492
           Savings, NOW and money market                                26,643,742      24,734,538      20,433,508
           Certificates of deposit                                     166,243,106     169,245,427     156,883,478
                                                                      ------------    ------------    ------------

               Total deposits                                          199,285,278     201,323,495     181,948,478

        Short-term debt                                                  1,375,000              --              --
        Long-term debt                                                  26,277,967      19,871,257      12,452,796
        Interest payable                                                   629,653         855,075         962,143
        Other liabilities                                                2,386,636       1,973,592       1,572,344
                                                                      ------------    ------------    ------------

               Total liabilities                                       229,954,534     224,023,419     196,935,761
                                                                      ------------    ------------    ------------
    Stockholders' Equity
        Preferred stock, $1.00 par value
        Authorized and unissued - 1,000,000 shares
        Common stock, $1.00 par value; authorized 5,000,000
          shares; issued and outstanding 1,589,303 shares,
          1,584,513 and 1,579,582 shares at December 31, 2002
          and June 30, 2002, and 2001, respectively                      1,589,303       1,584,513       1,579,582
        Additional paid-in capital                                       8,768,874       8,749,714       8,729,990
        Retained earnings                                               14,867,147      13,922,605      12,839,997
        Common stock acquired by Rabbi Trust for deferred
          compensation plans                                              (500,446)       (488,102)       (488,102)
        Accumulated other comprehensive income                           1,417,447         933,853         291,628
                                                                      ------------    ------------    ------------
                                                                        26,142,325      24,702,583      22,953,095
        Treasury stock at cost December 31, 2002 and June 30,
          2002 - 288,202 shares, 2001 - 282,728 shares                  (2,561,998)     (2,561,998)     (2,484,267)
                                                                      ------------    ------------    ------------

               Total stockholders' equity                               23,580,327      22,140,585      20,468,828
                                                                      ------------    ------------    ------------

               Total liabilities and stockholders' equity            $ 253,534,861   $ 246,164,004   $ 217,404,589
                                                                      ============    ============    ============

See Notes to Consolidated Financial Statement Assets

                            HFB Financial Corporation
                        Consolidated Statements of Income
    Six Months Ended December 31, 2002 and Years Ended June 30, 2002 and 2001

                                                                   Six Months Ended          Years Ended
                                                                     December 31,              June 30,
                                                                   -------------------------------------------------
                                                                         2002            2002            2001
                                                                   -------------------------------------------------
    Interest Income
        Loans                                                        $   6,240,851   $  11,800,842   $  11,654,613
        Investment securities                                            1,944,642       3,759,455       3,885,382
        Other                                                                7,424         155,827         172,532
                                                                      ------------    ------------    ------------
               Total interest income                                     8,192,917      15,716,124      15,712,527
                                                                      ------------    ------------    ------------

    Interest Expense
        Deposits                                                         2,853,119       7,457,692       8,806,524
        Short-term debt                                                     12,931              --              --
        Long-term debt                                                     542,648         818,029         688,074
                                                                      ------------    ------------    ------------
               Total interest expense                                    3,408,698       8,275,721       9,494,598
                                                                      ------------    ------------    ------------

    Net Interest Income                                                  4,784,219       7,440,403       6,217,929

    Provision for Loan Losses                                              234,227         307,485         104,980
                                                                      ------------    ------------    ------------

    Net Interest Income After Provision for Loan Losses                  4,549,992       7,132,918       6,112,949
                                                                      ------------    ------------    ------------

    Noninterest Income
        Service charges on deposit accounts                                451,473         738,580         630,588
        Other customer fees                                                 61,949         100,930          80,125
        Net gains on trading securities                                         --          21,426         259,697
        Net realized gains (losses) on sales of
          available-for-sale securities                                         --           6,058            (670)
        Other                                                               93,415         238,660          29,133
                                                                      ------------    ------------    ------------
               Total noninterest income                                    606,837       1,105,654         998,873
                                                                      ------------    ------------    ------------

    Noninterest Expense
        Salaries and employee benefits                                   1,728,757       2,691,733       2,192,803
        Net occupancy and equipment expense                                178,094         379,270         325,243
        Equipment expenses                                                 225,747         516,031         431,970
        Data processing fees                                               124,015         238,818         260,021
        Legal and professional fees                                        263,164         456,681         218,505
        Advertising                                                        125,488         224,913         221,741
        State franchise and deposit taxes                                   65,157         155,251         167,515
        Other                                                              655,210       1,240,193       1,037,342
                                                                      ------------    ------------    ------------
               Total noninterest expense                                 3,365,632       5,902,890       4,855,140
                                                                      ------------    ------------    ------------

    Income Before Income Taxes                                           1,791,197       2,335,682       2,256,682

    Provision for Income Taxes                                             574,430         746,314         767,364
                                                                      ------------    ------------    ------------

    Net Income                                                       $   1,216,767   $   1,589,368   $   1,489,318
                                                                      ============    ============    ============

    Basic Earnings Per Share                                         $         .97   $        1.27   $        1.20
                                                                      ============    ============    ============

    Diluted Earnings Per Share                                       $         .96   $        1.27   $        1.18
                                                                      ============    ============    ============

See Notes to Consolidated Financial Statements

                            HFB Financial Corporation
                 Consolidated Statements of Stockholders' Equity
    Six Months Ended December 31, 2002 and Years Ended June 30, 2002 and 2001



                                                                          Additional
                                            Comprehensive                   Paid-In        Rabbi          Retained
                                               Income      Common Stock     Capital        Trusts         Earnings
                                           ---------------------------------------------------------------------------

 Balance, July 1, 2000                                    $  1,574,282    $   8,708,790  $  (515,623)  $   11,843,918

  Comprehensive income
     Net income                              $   1,489,318          --               --           --        1,489,318
     Change in unrealized appreciation
       on available-for-sale
       securities, net of                        1,478,222                           --
       reclassification adjustment                                  --                            --               --
  Dividends on common stock, $0.38                      --                           --
     share                                                          --                            --         (493,239)
  Stock issued upon exercise of stock                   --                       21,200
     options                                                     5,300                            --               --
  Purchase of treasury stock                            --          --               --           --               --
  Stock withdrawn from Rabbi Trusts                     --          --               --        8,355               --
  Net change in fair value of Rabbi Trust
     shares, net of tax                                 --          --               --       19,166               --
                                              ------------  ----------     ------------   ----------    -------------
  Comprehensive income                       $   2,967,540
                                              ============

 Balance, July 1, 2001                                       1,579,582        8,729,990     (488,102)      12,839,997

  Comprehensive income
     Net income                              $   1,589,368          --               --           --        1,589,368
     Change in unrealized appreciation
       on available-for-sale
       securities, net of
       reclassification adjustment                 642,225          --               --           --               --
  Dividends on common stock, $0.38
     share                                              --          --               --           --         (506,760)
  Stock issued upon exercise of stock
     options                                            --       4,931           19,724           --               --
  Purchase of treasury stock                            --          --               --           --               --
                                              ------------  ----------     ------------   ----------    -------------
  Comprehensive income                       $   2,231,593
                                              ============

 Balance, June 30, 2002                                      1,584,513        8,749,714     (488,102)      13,922,605


                                             Accumulated
                                                Other
                                            Comprehensive     Treasury
                                            Income (Loss)      Stock         Total
                                           ---------------------------------------------
 Balance, July 1, 2000                       $ (1,186,594)   $ (2,438,366)  $ 17,986,407

  Comprehensive income
     Net income                                        --              --     1,489,318
     Change in unrealized appreciation
       on available-for-sale
       securities, net of                                              --
       reclassification adjustment              1,478,222                     1,478,222
  Dividends on common stock, $0.38                                     --
     share                                             --                      (493,239)
  Stock issued upon exercise of stock                                  --
     options                                           --                        26,500
  Purchase of treasury stock                           --         (45,901)      (45,901)
  Stock withdrawn from Rabbi Trusts                    --              --         8,355
                                                                            -----------
  Net change in fair value of Rabbi Trust
     shares, net of tax                                --              --        19,166
                                                              -----------   -----------
  Comprehensive income

 Balance, July 1, 2001                            291,628      (2,484,267)   20,468,828

  Comprehensive income
     Net income                                        --              --     1,589,368
     Change in unrealized appreciation
       on available-for-sale
       securities, net of
       reclassification adjustment                642,225              --       642,225
  Dividends on common stock, $0.38
     share                                             --              --      (506,760)
  Stock issued upon exercise of stock
     options                                           --              --        24,655
  Purchase of treasury stock                           --         (77,731)      (77,731)
                                              -----------     -----------   -----------
  Comprehensive income

 Balance, June 30, 2002                           933,853      (2,561,998)   22,140,585

See Notes to Consolidated Financial Statements

                            HFB Financial Corporation
           Consolidated Statements of Stockholders' Equity (continued)
    Six Months Ended December 31, 2002 and Years Ended June 30, 2002 and 2001



                                                                          Additional
                                            Comprehensive                   Paid-In        Rabbi          Retained
                                               Income      Common Stock     Capital        Trusts         Earnings
                                           ----------------------------------------------------------------------------

 Balance, (brought forward) June 30, 2002                 $  1,584,513    $   8,749,714  $  (488,102)  $   13,922,605

  Comprehensive income
     Net income                              $   1,216,767          --               --           --        1,216,767
     Change in unrealized appreciation
       on available-for-sale
       securities, net of
       reclassification adjustment                 483,594          --               --           --               --
  Dividends on common stock, $0.21
     share                                              --          --               --           --         (272,225)
  Stock issued upon exercise of stock
     options                                            --       4,790           19,160           --               --
  Purchase of stock by Rabbi Trusts                     --          --               --       (4,225)              --
  Stock withdrawn from Rabbi Trusts                     --          --               --        7,482               --
  Net change in fair value of Rabbi Trust
     shares, net of tax                                 --          --               --      (15,601)              --
                                              ------------  ----------     ------------   ----------    -------------
  Comprehensive income                       $   1,700,361
                                              ============

 Balance, December 31, 2002                               $  1,589,303    $   8,768,874  $  (500,446)  $   14,867,147
                                                            ==========     ============   ==========    =============


                                             Accumulated
                                               Other
                                           Comprehensive    Treasury
                                            Income (Loss)    Stock             Total
                                           ---------------------------------------------
Balance, (brought forward) June 30, 2002    $  933,853    $(2,561,998)    $ $22,140,585

 Comprehensive income
    Net income .........................            --             --        1,216,767
    Change in unrealized appreciation
      on available-for-sale
      securities, net of
      reclassification adjustment ......       483,594             --          483,594
 Dividends on common stock, $0.21
    share ..............................            --             --         (272,225)
 Stock issued upon exercise of stock
    options ............................            --             --           23,950
 Purchase of stock by Rabbi Trusts .....            --             --           (4,225)
 Stock withdrawn from Rabbi Trusts .....            --             --            7,482
 Net change in fair value of Rabbi Trust
    shares, net of tax .................            --             --          (15,601)
 Comprehensive income ..................            --             --               --

Balance, December 31, 2002 .............    $1,417,447    $(2,561,998)    $ 23,580,327
                                           ===========   ============     ============

See Notes to Consolidated Financial Statements

                            HFB Financial Corporation
                      Consolidated Statements of Cash Flows
    Six Months Ended December 31, 2002 and Years Ended June 30, 2002 and 2001


                                                                   Six Months Ended          Years Ended
                                                                     December 31,              June 30,
                                                                   -------------------------------------------------
                                                                         2002            2002            2001
                                                                   -------------------------------------------------
  Operating Activities
      Net income                                                     $   1,216,767   $   1,589,368   $  1,489,318
      Items not requiring (providing) cash
        Amortization of intangible assets                                   37,966          89,602        107,525
        Depreciation of premises and equipment                             201,943         445,431        378,780
        Amortization of premiums and discounts on securities               169,183         263,388       (138,780)
        Premises and equipment gains                                            --             --          (9,976)
        Permanent decline in fair market value of assets held
           for sale                                                             --         191,127             --
        Increase in cash surrender value of life insurance                 (75,924)        (75,924)            --
        Provision for loan losses                                          234,227         307,485        104,980
        Deferred income taxes                                                   --        (109,000)       (54,620)
        Net realized (gains) losses  on available-for-sale                                                    670
           securities                                                           --          (6,058)
        Net realized (gain) loss of sale of assets held for                                                   204
           sale                                                             65,225        (101,677)
        Federal Home Loan Bank stock dividends                             (57,600)        (94,700)      (107,700)
      Changes in
        Trading assets, at fair value                                           --       1,049,327       (290,757)
        Interest receivable                                                124,842         152,389        117,415
        Other assets                                                       (14,815)        (14,144)       436,657
        Interest payable                                                  (225,422)       (107,068)       111,372
        Other liabilities                                                  105,861         145,061       (103,055)
                                                                      ------------    ------------    -----------
               Net cash provided by operating activities                 1,782,253       3,724,607      2,042,033
                                                                      ------------    ------------    -----------
  Investing Activities
      Net originations of loans                                        (12,821,375)    (19,928,905)    (5,679,617)
      Purchase of premises and equipment, net                             (789,935)        (69,993)    (1,277,442)
      Proceeds from sales of premises and equipment                             --              --        137,323
      Proceeds from the sales of available-for-sale securities                  --       9,134,652      3,649,998
      Proceeds from maturities of available-for-sale securities         15,635,935      41,576,950     11,572,457
      Purchases of available-for-sale securities                       (10,811,668)    (67,488,296)   (14,300,249)
      Proceeds from maturities of held-to-maturity securities                   --              --      5,794,382
      Development cost of assets held for sale                                  --        (116,128)            --
      Proceeds from sales of assets held for sale                        1,167,316       1,006,125        345,587
      Purchase of life insurance                                                --      (2,735,094)            --
      Proceeds from life insurance                                          80,839              --             --
                                                                      ------------    ------------    -----------
               Net cash provided by (used in) investing                 (7,538,888)    (38,620,689)       242,439
                  activities                                          -----------     ------------    ------------

  Financing Activities
      Net increase (decrease) in demand deposits, money
        market, NOW and savings accounts                                   964,104       7,013,068       (180,009)
      Net increase in certificates of deposit                           (3,002,321)     12,361,949      9,591,476
      Net decrease in short-term borrowings                              1,375,000              --       (400,000)
      Purchase of treasury stock                                                --         (77,731)       (45,901)
      Proceeds from exercise of stock options                               23,950          24,655         26,500
      Purchase of stock by Rabbi Trusts                                     (4,225)             --             --
      Common stock withdrawn from Rabbi Trusts                               7,482              --          8,355
      Dividends paid                                                      (272,225)       (506,760)      (493,240)
      Repayments of long-term debt                                         (43,290)        (81,539)       (75,254)
      Proceeds from long-term debt                                       6,450,000       7,500,000             --
                                                                      ------------    ------------    -----------
               Net cash provided by financing activities                 5,506,925      26,233,642      8,431,927
                                                                      ------------    ------------    -----------
  Increase (Decrease) in Cash and Cash Equivalents                        (258,160)     (8,662,440)    10,716,399
  Cash and Cash Equivalents, Beginning of Year                           5,225,348      13,887,788      3,171,389
                                                                      ------------    ------------    -----------
  Cash and Cash Equivalents, End of Year                             $   4,967,188   $   5,225,348   $ 13,887,788
                                                                      ============    ============    ===========
  Supplemental Cash Flows Information
        Interest paid                                                $   3,634,120   $   8,382,789   $  8,147,294
        Income taxes paid (net of refunds)                           $          --   $     935,211   $    690,254
        Collateral repossessed                                       $     702,046   $   2,035,292   $    104,960

See Notes to Consolidated Financial Statements

                            HFB Financial Corporation
                   Notes to Consolidated Financial Statements
                  December 31, 2002 and June 30, 2002 and 2001
                       (Table Dollar Amounts in Thousands)

Note 1:  Nature of Operations and Summary of Significant Accounting Policies

   Nature of Operations

         HFB Financial Corporation (Company) is a bank holding company whose principal activity is the ownership and management of its wholly-owned subsidiary, Home Federal Bank Corporation (Bank) and the Bank's wholly-owned subsidiary, Home Service Corporation.

         During the year ended June 30, 2002, the Bank, which provides full banking services, changed its charter from a federal savings bank to a state bank. As a state Bank, the Bank is subject to regulation by the Federal Deposit Insurance Corporation and Kentucky Department of Financial Institutions. Subsequent to June 30, 2002, the Company changed its year end to December 31. Therefore, financial statements as of and for the six months ended December 31, 2002, have been presented. The Bank generates commercial, mortgage and consumer loans and receives deposits from customers located primarily in Bell County, Kentucky, surrounding counties and the surrounding states of Tennessee and Virginia. The Bank's loans are generally secured by specific items of collateral including real property, consumer assets and business assets.

         The accounting and reporting policies of the Company and its wholly-owned subsidiary conform to accounting principles generally accepted in the United States of America and reporting practices followed by the banking industry. The more significant of the policies are described below.

Principles of Consolidation

         The consolidated financial statements include the accounts of the Company and the Bank after elimination of all material intercompany transactions and accounts.

Use of Estimates

         The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

         Material estimates that are particularly susceptible to significant change relate to the determination of the allowance for loan losses and the valuation of real estate acquired in connection with foreclosures or in satisfaction of loans. In connection with the determination of the allowance for loan losses and the valuation of foreclosed assets held for sale, management relies on independent appraisals for significant properties.

Cash Equivalents

         The Company considers all liquid investments with original maturities of three months or less to be cash equivalents. Cash equivalents at December 31, 2002 and June 30, 2002 and 2001, consisted of federal funds sold to regional banks.

Securities

         Trading securities, which include any security held primarily for near-term sale, are carried at fair value. Gains and losses on trading securities, both realized and unrealized, are included in other income.

         Available-for-sale securities, which include any security for which the Company has no immediate plan to sell but which may be sold in the future, are carried at fair value. Realized gains and losses, based on amortized cost of the specific security, are included in other income. Unrealized gains and losses are recorded, net of related income tax effects, in stockholders' equity. Premiums and discounts are amortized and accreted, respectively, to interest income using the level-yield method over the period to maturity.

         Held-to-maturity securities, which include any security for which the Company has the positive intent and ability to hold until maturity, are carried at historical cost adjusted for amortization of premiums and accretion of discounts. Premiums and discounts are amortized and accreted, respectively, to interest income using the level-yield method over the period to maturity.

         Interest and dividends on investments in debt and equity securities are included in income when earned.

Loans

         Loans that management has the intent and ability to hold for the foreseeable future or until maturity or payoff are reported at their outstanding principal balances adjusted for any charge-offs, the allowance for loan losses, any deferred fees or costs on originated loans and unamortized premiums or discounts on purchased loans. Interest income is reported on the interest method and includes amortization of net deferred loan fees and costs over the loan term. Generally, loans are placed on non-accrual status at ninety days past due and interest is considered a loss, unless the loan is well-secured and in the process of collection.

Allowance for Loan Losses

         The allowance for loan losses is established as losses are estimated to have occurred through a provision for loan losses charged to earnings. Loan losses are charged against the allowance when management believes the uncollectibility of a loan balance is confirmed. Subsequent recoveries, if any, are credited to the allowance.

         The allowance for loan losses is evaluated on a regular basis by management and is based upon management's periodic review of the collectibility of the loans in light of historical experience, the nature and volume of the loan portfolio, adverse situations that may affect the borrower's ability to repay, estimated value of any underlying collateral and prevailing economic conditions. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available.

                            HFB Financial Corporation
                   Notes to Consolidated Financial Statements
                  December 31, 2002 and June 30, 2002 and 2001
                       (Table Dollar Amounts in Thousands)

         A loan is considered impaired when, based on current information and events, it is probable that the Bank will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Impairment is measured on a loan-by-loan basis for commercial and construction loans by either the present value of expected future cash flows discounted at the loan's effective interest rate, the loan's obtainable market price or the fair value of the collateral if the loan is collateral dependent.

         Large groups of smaller balance homogenous loans are collectively evaluated for impairment. Accordingly, the Bank does not separately identify individual consumer and residential loans for impairment disclosures.

Premises and Equipment

         Premises and equipment are carried at cost net of accumulated depreciation. Depreciation is computed using straight-line and accelerated methods based principally on the estimated useful lives of the assets. Maintenance and repairs are expensed as incurred while major additions and improvements are capitalized. Gains and losses on dispositions are included in current operations.

Foreclosed Assets Held for Sale

         Assets acquired through, or in lieu of, loan foreclosure are held for sale and are initially recorded at fair value at the date of foreclosure, establishing a new cost basis. Subsequent to foreclosure, valuations are periodically performed by management and the assets are carried at the lower of carrying amount or fair value less cost to sell. Revenue and expenses from operations and changes in the valuation allowance are included in net expenses from foreclosed assets.

Federal Home Loan Bank Stock

         Federal Home Loan Bank (FHLB) stock is required investment for institutions that are members of the FHLB system. The required investment in the common stock is based on a predetermined formula.

Treasury Stock

         Treasury stock is stated at cost. Cost is determined by the first-in, first-out method.

                            HFB Financial Corporation
                   Notes to Consolidated Financial Statements
                  December 31, 2002 and June 30, 2002 and 2001
                       (Table Dollar Amounts in Thousands)

Employee Stock Ownership Plan

         The Company accounts for its employee stock ownership plan (ESOP) in accordance with American Institute of Certified Public Accountants (AICPA) Statement of Position 93-6, Employer's Accounting for Employee Stock Ownership Plans. The cost of shares issued to the ESOP, but not yet allocated to participants, are presented in the consolidated balance sheet as a reduction of stockholders' equity. Compensation expense is recorded based on the market price of the shares as they are committed to be released for allocation to participant accounts. The difference between the market price and the cost of the shares committed to be released is recorded as an adjustment to paid-in capital. Dividends on allocated ESOP shares are recorded as a reduction of retained earnings; dividends on unallocated ESOP shares are reflected as a reduction of debt.

         Shares will be considered outstanding for earnings per share calculations when they are committed to be released; unallocated shares are not considered outstanding.

Stock Options

         At December 31, 2002, the Company has a stock-based employee compensation plan, which is described more fully in Note 13. The Company accounts for this plan under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the grant date. Proforma information not presented since no options were granted during the periods presented, and accordingly, there would be no income statement effect under FASB Statement No. 123, Accounting for Stock-Based Compensation.

Income Tax

         Income tax in the consolidated statement of income includes deferred income tax provisions or benefits for all significant temporary differences in recognizing income and expenses for financial reporting and income tax purposes. The Company files consolidated income tax returns with its subsidiaries.

Earnings Per Share

         Earnings per share have been computed based upon the weighted-average common shares outstanding during each year.

Reclassifications

         Certain reclassifications have been made to the June 30, 2002 and 2001 financial statements to conform to the December 31, 2002 financial statement presentation. These reclassifications had no effect on net earnings.

                            HFB Financial Corporation
                   Notes to Consolidated Financial Statements
                  December 31, 2002 and June 30, 2002 and 2001
                       (Table Dollar Amounts in Thousands)

Note 2:  Investments

    Available-for-Sale Securities

         The amortized cost and approximate fair values of securities classified as available for sale are as follows:


                                                                   December 31, 2002
                                     -------------------------------------------------------------------------------
                                          Amortized       Gross Unrealized   Gross Unrealized    Approximate Fair
                                             Cost               Gains            (Losses)             Value
                                     -------------------------------------------------------------------------------
          Other asset-backed
            securities                 $         16,859    $            216   $             (8)  $         17,067
          Corporate bonds                         7,634                 355                 --              7,989
          U. S. Government
            agencies                              9,156                 228               (100)             9,284
          Mortgage-backed
            securities                           29,371               1,317                 --             30,688
          State and political
            subdivisions                          5,169                 221                 --              5,390
                                        ---------------     ---------------    ---------------    ---------------

                                       $         68,189    $          2,337   $           (108)  $         70,418
                                        ===============     ===============    ===============    ===============

                                                                     June 30, 2002
                                     -------------------------------------------------------------------------------
                                          Amortized       Gross Unrealized   Gross Unrealized    Approximate Fair
                                             Cost               Gains            (Losses)             Value
                                     -------------------------------------------------------------------------------
          Other asset-backed
            securities                 $         15,127    $            180   $             --   $         15,307
          Corporate bonds                         7,668                 264                 --              7,932
          U. S. Government
            agencies                             10,673                 252                (73)            10,852
          Mortgage-backed
            securities                           36,002                 681                 --             36,683
          State and political
            subdivisions                          3,717                 146                 --              3,863
                                        ---------------     ---------------    ---------------    ---------------

                                       $         73,187    $          1,523   $            (73)  $         74,637
                                        ===============     ===============    ===============    ===============

                            HFB Financial Corporation
                   Notes to Consolidated Financial Statements
                  December 31, 2002 and June 30, 2002 and 2001
                       (Table Dollar Amounts in Thousands)


                                                                     June 30, 2001
                                     ---------------------------------------------------------------------------------
                                           Amortized         Gross Unrealized    Gross Unrealized     Approximate Fair
                                              Cost                Gains              (Losses)              Value
                                     ---------------------------------------------------------------------------------
          U. S. Treasury                $          1,000    $             24   $             --   $          1,024
          Corporate bonds                          7,735                  50                 (2)             7,783
          U. S. government
            agencies                              22,767                 256                (60)            22,963
          Mortgage-backed
            securities                            24,146                 219               (110)            24,255
          State and political
            subdivisions                           1,021                  64                 --              1,085
                                        ----------------    ----------------   ----------------   ----------------

                                        $         56,669    $            613   $           (172)  $         57,110
                                        ================    ================   ================   ================

         Maturities of available-for-sale debt investments at December 31, 2002:


                                                                      Amortized         Approximate
                                                                        Cost             Fair Value
                                                                 ----------------------------------------
           One year or less                                        $          2,183   $          2,213
           After one through five years                                      11,612             12,113
           After five through ten years                                       1,696              1,755
           After ten years                                                    6,468              6,582
           Mortgage and other asset-backed securities not
              due on a single maturity date                                  46,230             47,755
                                                                    ---------------    ---------------

                                                                   $         68,189   $         70,418
                                                                    ===============    ===============

         The book value and fair value of securities pledged as collateral to secure public deposits and for other purposes amounted to $0 at December 31, 2002, $2,750,000 at June 30, 2002 and $4,850,000 at June
         30, 2001, respectively.

         Proceeds from the sale of securities available for sale during the years ended June 30, 2002 and 2001, were $9,134,652 and $3,649,998, respectively. Gross gains of $63,334 and gross losses of $57,276 were realized from sales during 2002, and gross gains of $13,074 and gross losses of $13,744 were realized from sales during 2001. There were no sales during the six months ended December 31, 2002.

         Unrealized holding gains on trading securities of $0, $0 and $259,697 were included in earnings for the six months ended December 31, 2002, and the years ended June 30, 2002 and 2001.

                            HFB Financial Corporation
                   Notes to Consolidated Financial Statements
                  December 31, 2002 and June 30, 2002 and 2001
                       (Table Dollar Amounts in Thousands)

Note 3: Loans and Allowance for Loan Losses

         Categories of loans at December 31, 2002 and June 30, 2002 and 2001, include:


                                                   December 31,               June 30,
                                                ---------------------------------------------------
                                                       2002             2002            2001
                                                ---------------------------------------------------
           Commercial and industrial              $       28,190    $      21,382   $     14,801
           Residential real estate                       119,495          120,403        111,783
           Construction                                   13,871            6,231          4,721
           Consumer                                        5,971            7,409          6,276
                                                   -------------     ------------    -----------

                  Total loans                            167,527          155,425        137,581
           Less
               Allowance for loan losses                  (1,192)            (975)          (718)
                                                   -------------     ------------    -----------

                  Net loans                       $      166,335    $     154,450   $    136,863
                                                   =============     ============    ===========

         Impaired loans totaled $1,386,000, $1,122,000 and $1,387,000 and had an allowance for loan losses of $405,000, $365,000 and $124,000 at December 31, 2002 and June 30, 2002 and 2001, respectively.

         Interest of $19,000, $45,000 and $146,000 was recognized on average impaired loans of $1,388,000, $1,128,000 and $1,420,000 for December
         31, 2002 and June 30, 2002 and 2001, respectively. Interest of $18,000, $45,000 and $146,000 was recognizable on impaired loans on the cash basis of accounting during the six months ended December 31, 2002 and for the years ended June 30, 2002 and 2001, respectively.

         Activity in the allowance for loan losses was as follows:


                                                                  Six Months Ended           Years Ended
                                                                    December 31,               June 30,
                                                                 ---------------------------------------------------
                                                                        2002             2002            2001
                                                                 ---------------------------------------------------
           Balance, beginning of year                              $          975    $         718   $        645
           Provision charged to expense                                       234              307            105
           Losses charged off, net of recoveries of $42,
              $38 and $11 for December 31, 2002 and June 30,
              2002 and 2001, respectively                                     (17)             (50)           (32)
                                                                    -------------     ------------    -----------

           Balance, end of year                                    $        1,192    $         975   $        718
                                                                    =============     ============    ===========

                            HFB Financial Corporation
                   Notes to Consolidated Financial Statements
                  December 31, 2002 and June 30, 2002 and 2001
                       (Table Dollar Amounts in Thousands)

Note 4:  Premises and Equipment

         Major classifications of premises and equipment, stated at cost, are as follows:


                                                                    December 31,               June 30,
                                                                 ---------------------------------------------------
                                                                        2002             2002            2001
                                                                 ---------------------------------------------------
           Land and buildings                                      $        4,328    $      4,216    $      4,158
           Furniture and equipment                                          2,757           2,505           2,468
                                                                    -------------     -----------     -----------
                                                                            7,085           6,721           6,626
           Less accumulated depreciation                                   (2,630)         (2,429)         (1,983)
                                                                    -------------     -----------     -----------

                  Net premises and equipment                       $        4,455    $      4,292    $      4,643
                                                                    =============     ===========     ===========

Note 5:  Intangible Assets

         The carrying basis and accumulated amortization of recognized intangible assets at December 31, 2002 and June 30, 2002 and 2001, were:


                                   December 31,                                   June 30,
                          -------------------------------------------------------------------------------------------
                                       2002                          2002                          2001
                          -------------------------------------------------------------------------------------------
                              Gross                          Gross                         Gross
                             Carrying     Accumulated       Carrying     Accumulated      Carrying    Accumulated
                              Amount      Amortization       Amount      Amortization      Amount     Amortization
                          -------------------------------------------------------------------------------------------
           Core deposits    $       459   $       327     $       459   $       289     $       459   $       200
                             ==========    ==========      ==========    ==========      ==========    ==========

         Amortization expense for the six months ended December 31, 2002 and for the years ended June 30, 2002 and 2001, was $40,000, $89,000 and
         $108,000, respectively. Estimated amortization expense for each of the following four years is:

                  2003                                 $         61,000
                  2004                                           42,000
                  2005                                           24,000
                  2006                                            5,000
                                                        ---------------

                                                       $        132,000
                                                        ===============

                            HFB Financial Corporation
                   Notes to Consolidated Financial Statements
                  December 31, 2002 and June 30, 2002 and 2001
                       (Table Dollar Amounts in Thousands)

Note 6:  Certificates of Deposit

         Certificates of deposit in denominations of $100,000 or more were $63,141,000, $56,363,000 and $53,469,000 on December 31, 2002 and June
         30, 2002 and 2001, respectively.

         At December 31, 2002, the scheduled maturities of certificates of deposit are as follows:

                  2003                                 $        113,526
                  2004                                           32,432
                  2005                                            4,088
                  2006                                            2,363
                  2007                                           11,062
                  Thereafter                                      2,772
                                                        ---------------

                                                       $        166,243
                                                        ===============

Note 7:  Short-Term Borrowings and Line of Credit

         In 2002 and 2001, the Company had available a 90-day revolving line of credit up to a maximum of $15,000,000. The line of credit bears interest at a daily variable rate which is set by the Federal Home Loan Bank.

         At December 31, 2002, the Company had drawn $1,375,000 on the line of credit. At June 30, 2002 and 2001, the Company had not drawn on the line of credit.

         The line of credit is collateralized by FHLB stock and single-family first mortgage loans with aggregate principal balances totaling 150% of the outstanding amount.

                            HFB Financial Corporation
                   Notes to Consolidated Financial Statements
                  December 31, 2002 and June 30, 2002 and 2001
                       (Table Dollar Amounts in Thousands)

Note 8: Long-Term Debt

                                                                    December 31,               June 30,
                                                                 ---------------------------------------------------
                                                                        2002             2002            2001
                                                                 ---------------------------------------------------
           Federal Home Loan Bank advances, variable
              rates due at various dates through March 2010        $       26,278    $      19,871   $     12,453
                                                                    =============     ============    ===========

         These advances are collateralized by FHLB stock and single-family first mortgage loans with aggregate principal balances totaling 150% of the outstanding amount of advances or $17,519,000. Advances are subject to restrictions or penalties in the event of prepayment.

         Maturities in years ending December 31 were as follows:

           2003                                     $          1,045
           2004                                                3,553
           2005                                                6,061
           2006                                                3,469
           2007                                                  600
           Thereafter                                         11,550
                                                     ---------------

                                                    $         26,278
                                                     ===============

Note 9:  Other Comprehensive Income


                                                                             December 31, 2002
                                                         -----------------------------------------------------------
                                                             Before-Tax             Tax             Net-of-Tax
                                                               Amount             Expense             Amount
                                                         -----------------------------------------------------------
    Unrealized gains on securities
       Unrealized holding gains arising
         during the year                                   $            775   $           (291)  $            484
       Less:  Reclassification for net gains
         realized during the year                                        --                 --                 --
                                                            ---------------    ---------------    ---------------

       Net unrealized gains                                $            775   $           (291)  $            484
                                                            ===============    ===============    ===============

                            HFB Financial Corporation
                   Notes to Consolidated Financial Statements
                  December 31, 2002 and June 30, 2002 and 2001
                       (Table Dollar Amounts in Thousands)


                                                                               June 30, 2002
                                                         -----------------------------------------------------------
                                                             Before-Tax             Tax             Net-of-Tax
                                                               Amount             Expense             Amount
                                                         -----------------------------------------------------------
    Unrealized gains on securities
       Unrealized holding gains arising
         during the year                                   $          1,008   $           (363)  $            645
       Less:  Reclassification for net gains
         realized during the year                                         6                 (3)                 3
                                                            ---------------    ---------------    ---------------

       Net unrealized gains                                $          1,002   $           (360)  $            642
                                                            ===============    ===============    ===============


                                                                               June 30, 2001
                                                         -----------------------------------------------------------
                                                             Before-Tax             Tax             Net-of-Tax
                                                               Amount             Expense             Amount
                                                         -----------------------------------------------------------
    Unrealized gains on securities
       Unrealized holding gains arising
         during the year                                   $          2,318   $           (841)  $          1,477
       Less:  Reclassification for net losses
         realized during the year                                        (1)                --                 (1)
                                                            ---------------    ---------------    ---------------

       Net unrealized gains                                $          2,319   $           (841)  $          1,478
                                                            ===============    ===============    ===============

                            HFB Financial Corporation
                   Notes to Consolidated Financial Statements
                  December 31, 2002 and June 30, 2002 and 2001
                       (Table Dollar Amounts in Thousands)

Note 10: Income Taxes

         The provision for income taxes includes these components:


                                                                  Six Months Ended           Years Ended
                                                                    December 31,               June 30,
                                                                 ---------------------------------------------------
                                                                        2002             2002            2001
                                                                 ---------------------------------------------------
           Taxes currently payable
               Federal                                             $          671    $         800   $        758
               State                                                           37               55             63
           Deferred income taxes
               Federal                                                       (127)             (99)           (45)
               State                                                           (7)             (10)            (9)
                                                                    -------------     ------------    -----------

               Income tax expense                                  $          574    $         746   $        767
                                                                    =============     ============    ===========

         A reconciliation of income tax expense at the statutory rate to the Bank's actual income tax expense is shown below:

                                                                  Six Months Ended           Years Ended
                                                                    December 31,               June 30,
                                                                 ---------------------------------------------------
                                                                        2002             2002            2001
                                                                 ---------------------------------------------------
           Computed at the statutory rate (34%)                    $          609    $         794   $        767
           Increase (decrease) resulting from
               Effect of state income taxes                                    13               31             36
               Tax-exempt income                                              (37)             (43)            --
               Increase in cash surrender value of life
                 insurance                                                    (26)             (26)            --
               Other                                                           15              (10)           (36)
                                                                    -------------     ------------    -----------

                  Actual tax expense                               $          574    $         746   $        767
                                                                    =============     ============    ===========

                            HFB Financial Corporation
                   Notes to Consolidated Financial Statements
                  December 31, 2002 and June 30, 2002 and 2001
                       (Table Dollar Amounts in Thousands)

         The tax effects of temporary differences related to deferred taxes shown on the balance sheets were:

                                                                    December 31,               June 30,
                                                                 ---------------------------------------------------
                                                                        2002             2002            2001
                                                                 ---------------------------------------------------
           Deferred tax assets
               Deferred compensation                               $          110    $        122    $         122
               Deferred compensation--Rabbi Trust                              56              86               85
               Deposit-based intangible                                        82              74               53
               Allowance for loan losses                                      218              76                5
               Accrued wages                                                   25              --               --
                                                                    -------------     -----------     ------------
                                                                              491             358              265
                                                                    -------------     -----------     ------------

           Deferred tax liabilities
               Depreciation                                                  (123)           (109)             (79)
               Federal Home Loan Bank stock dividends                        (396)           (382)            (351)
               Other                                                          (16)            (15)             (92)
               Unrealized gains on available-for-sale
                 securities                                                  (800)           (521)            (158)
                                                                    -------------     -----------     ------------
                                                                           (1,335)         (1,027)            (680)
                                                                    -------------     -----------     ------------

                  Net deferred tax liability                       $         (844)   $       (669)   $        (415)
                                                                    =============     ===========     ============

         Retained earnings include approximately $2,096,000 for which no deferred income tax liability has been recognized. This amount represents an allocation of income to bad debt deductions as of June 30, 1988 for tax purposes only. Reduction of amounts so allocated for purposes other than tax bad debt losses including redemption of bank stock, payment of excess dividends, or loss of "bank" status, would create income for tax purposes only, which income would be subject to the then-current corporate income tax rate. At December 31, 2002, the unrecorded deferred income tax liability on the above amount was approximately $800,000.

Note 11: Regulatory Matters

         The Bank is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Bank's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank's assets, liabilities and certain off-balance-sheet items as calculated under regulatory accounting practices. The Bank's capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.

                            HFB Financial Corporation
                   Notes to Consolidated Financial Statements
                  December 31, 2002 and June 30, 2002 and 2001
                       (Table Dollar Amounts in Thousands)

         Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). Management believes, as of December 31, 2002 and June 30, 2002 and 2001, that the Bank met all capital adequacy requirements to which it is subject.

         As of December 31, 2002, the most recent notification from the Bank's regulators categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier I risk-based and Tier I leverage ratios as set forth in the table. There are no conditions or events that have occurred since that notification that management believes have changed the Bank's category.

         The Bank's actual capital amounts and ratios are also presented in the table.

                                                                                               Minimum Required
                                                                     Minimum Required       To Be Well Capitalized
                                                                   For Capital Adequacy    Under Prompt Corrective
                                                 Actual                  Purposes             Action Provisions
                                       ------------------------------------------------------------------------------
                                          Amount        Ratio       Amount       Ratio       Amount        Ratio
                                       ------------------------------------------------------------------------------
     As of December 31, 2002
       Total Capital
         (to Risk-Weighted Assets)       $   22,385       15.29%   $   11,713       8.00%   $   14,641        10.00%

       Tier I Capital
         (to Risk-Weighted Assets)           21,193       14.48         5,856       4.00         8,785         6.00
       Tier I Capital (to averaged
         assets)                             21,193        8.36        10,142       4.00        12,667         5.00

     As of June 30, 2002
       Total Capital
         (to Risk-Weighted Assets)           20,907       15.55        10,756       8.00        13,445        10.00

       Tier I Capital
         (to Risk-Weighted Assets)           19,932       14.83         5,378       4.00         8,067         6.00
       Tier I Capital (to averaged
         assets)                             19,932        8.19         9,730       4.00        12,163         5.00

     As of June 30, 2001
       Total Capital
         (to Risk-Weighted Assets)           17,886       15.74         9,089       8.00        11,361        10.00

       Tier I Capital
         (to Risk-Weighted Assets)           18,718       16.48         4,544       4.00         6,816         6.00
       Core Capital (to adjusted
         total assets)                       18,718        8.65         8,657       4.00        10,821         5.00
       Core Capital (to adjusted
         tangible assets)                    18,718        8.67         4,317       2.00           N/A         N/A
       Tangible Capital (to adjusted
         total assets)                       18,718        8.65         3,246       1.50           N/A         N/A

         Without prior approval, the Bank is restricted as to the maximum amount of dividends it can pay to the Company to net profits (as defined) for the current year plus the previous two years.

                            HFB Financial Corporation
                   Notes to Consolidated Financial Statements
                  December 31, 2002 and June 30, 2002 and 2001
                       (Table Dollar Amounts in Thousands)

Note 12: Employee Benefit Plans

    Pension Plan

         The Company is a participant in a pension fund known as The Pentegra Group (formerly the Financial Institutions Retirement Fund). This plan is a multi-employer plan; separate actuarial valuations are not made with respect to each participating employer. Plan benefits are fully vested after five years of service and are based on an employee's years of service and a percentage of the employee's average salary using the five highest consecutive years proceeding retirement. The Bank's funding policy is to make contributions to the plan equal to the amount accrued as pension expense. The Bank expense was $151,000, $204,000 and $0 for the six months ended December 31, 2002 and years ended June 30, 2002 and 2001, respectively.

    Supplemental Retirement Plan

         The Bank also has supplemental retirement plan arrangements for the benefit of certain officers and directors. These arrangements are funded by life insurance contracts which have been purchased by the Bank and a portion of the death benefit has been endorsed to the employee. The Bank's expense for the Plan was $9,000, $9,000 and $0 for the six months ended December 31, 2002 and years ended June 30, 2002 and 2001.

    Employee Stock Ownership Plan

         The Bank has an Employee Stock Ownership Plan (Plan) for the benefit of participating employees. Generally, all employees age 21 or older are eligible to participate upon completion of one year of service. The Plan contains 101,177 shares of Company stock, all of which are allocated. The cost of the Plan is borne by the Company through contributions to an employee stock ownership trust in amounts determined by the Board of Directors. The contributions to the Plan for the six months ended December 31, 2002 and years ended June 30, 2002 and 2001, were $2,000, $19,000 and $8,000, respectively.

    Deferred Compensation Agreements (Rabbi Trusts)

         Prior to its conversion, the Bank maintained an unfunded deferred compensation plan for members of the Board of Directors who elected to participate in any one year. Benefits were payable upon a participating director's retirement, resignation, disability or death unless the plan committee permitted earlier distributions in the event of a participant's emergency or necessity. The Bank established individual grantor trusts (Rabbi Trusts) for each director who had deferred compensation, contributed funds sufficient to equal the deferred fees for each director and purchased a total of 44,473 shares of HFB Financial Corporation common stock at its conversion date. The assets of the individual Rabbi Trusts are available to the general creditors of the Bank in the event of the Bank's insolvency. In 1994, the Bank adopted a new Deferred Compensation Agreement for the directors similar to the old agreement. All deferred payments are paid to these same Rabbi Trusts.

                            HFB Financial Corporation
                   Notes to Consolidated Financial Statements
                  December 31, 2002 and June 30, 2002 and 2001
                       (Table Dollar Amounts in Thousands)

         The Rabbi Trusts purchased 4,225 shares of stock during the six months ended December 31, 2002 and 0 shares of stock during the years ended June 30, 2002 and 2001, respectively. A total of 7,482, 1,670 and 0 shares were distributed to a trust beneficiary during the six months ended December 31, 2002 and years ended June 30, 2002 and 2001, respectively. The Bank's liability at December 31, 2002, was $612,000 and at June 30, 2002 and 2001, was $574,300. Deferred amounts are included in other liabilities. The stock in the grantor trusts is shown as a contra-capital account until distributed to the directors over a five-year period beginning at their retirement, resignation or death. The amount charged to expense was $0 for the six months ended December 31, 2002 and years ended June 30, 2002 and 2001.

Note 13: Stock Option Plan

         The Company has an incentive stock option plan in which 144,500 shares have been reserved for future issuance by the Company to directors and employees of the Company and its subsidiary. The plan provides for a term of ten years after which no awards may be made unless earlier terminated by the Board of Directors. At December 31, 2002, options to purchase 143,641 shares had been granted.

         Under the Company's incentive stock option plan, which is accounted for in accordance with Accounting Principles Board Opinion (APB) No. 25, Accounting for Stock Issued to Employees, and related interpretations, the Company grants selected executives and other key employees stock option awards which vest and become fully exercisable immediately. The exercise price of each option, which has a ten-year life, is equal to the market price of the Company's stock on the date of the grant; therefore, no compensation expense is recognized. No options were granted during the periods presented.

         The following is a summary of the status of the Company's stock option plan and changes in that plan as of and for the six months ended December 31, 2002 and years ended June 30, 2002 and 2001.

                                      Six Months Ended                            Years Ended
                                        December 31,                                June 30,
                                -------------------------------------------------------------------------------------
                                            2002                        2002                        2001
                                -------------------------------------------------------------------------------------
                                   Shares   Weighted-Average   Shares   Weighted-Average   Shares    Weighted-Average
                                             Exercise Price              Exercise Price              Exercise Price
                                -------------------------------------------------------------------------------------
           Outstanding,              16,783    $      9.08       21,714    $      8.15
              beginning of year                                                              27,014     $      7.53
           Exercised                 (4,791)          5.00       (4,931)          5.00       (5,300)           5.00
                                     ------                      ------                      -------
           Outstanding,
              end of year            11,992          10.70       16,783           9.08       21,714            8.15
                                     ======                      ======                      ======
           Options exercisable
              at year end            11,992          10.70       16,783           9.08       21,714            8.15

         As of December 31, 2002, the 11,992 options outstanding have exercise prices ranging from $10.63 to $10.75 and a weighted-average remaining contractual life of 5.07 years.

                            HFB Financial Corporation
                   Notes to Consolidated Financial Statements
                  December 31, 2002 and June 30, 2002 and 2001
                       (Table Dollar Amounts in Thousands)

Note 14: Earnings Per Share

         Earnings per share were computed as follows:

                                                                     Six Months Ended December 31, 2002
                                                         -----------------------------------------------------------
                                                                                   Weighted-          Per Share
                                                                 Income         Average Shares          Amount
                                                         -----------------------------------------------------------
         Net Income                                        $          1,217
                                                            ===============
         Basic Earnings Per Share
           Income available to common stockholders         $          1,217              1,250   $          0.97
         Effect of Dilutive Securities
           Stock options                                                 --                  8
                                                            ---------------    ---------------
         Diluted Earnings Per Share
           Income available to common stockholders and
             assumed conversions                           $          1,217              1,258   $          0.96
                                                            ===============    ===============    ==============
                                                                          Year Ended June 30, 2002
                                                         -----------------------------------------------------------
                                                                                      Weighted-          Per Share
                                                                Income             Average Shares          Amount
                                                         -----------------------------------------------------------
         Net Income                                        $          1,589
                                                            ===============
         Basic Earnings Per Share
           Income available to common stockholders         $          1,589              1,247   $          1.27
         Effect of Dilutive Securities
           Stock options                                                 --                  9
                                                            ---------------    ---------------
         Diluted Earnings Per Share
           Income available to common stockholders and
             assumed conversions                           $          1,589              1,256   $          1.27
                                                            ===============    ===============    ==============

                                                                          Year Ended June 30, 2001
                                                         -----------------------------------------------------------
                                                                                      Weighted-          Per Share
                                                                Income             Average Shares          Amount
                                                         -----------------------------------------------------------
         Net Income                                        $          1,489
                                                            ===============
         Basic Earnings Per Share
           Income available to common stockholders         $          1,489              1,246   $          1.20
         Effect of Dilutive Securities
           Stock options                                                 --                 15
                                                            ---------------    ---------------
         Diluted Earnings Per Share
           Income available to common stockholders and
             assumed conversions                           $          1,489              1,261   $          1.18
                                                            ===============    ===============    ==============

                            HFB Financial Corporation
                   Notes to Consolidated Financial Statements
                  December 31, 2002 and June 30, 2002 and 2001
                       (Table Dollar Amounts in Thousands)

Note 15: Disclosures about Fair Value of Financial Instruments

         The following table presents estimated fair values of the Company's financial instruments. The fair values of certain of these instruments were calculated by discounting expected cash flows, which method involves significant judgments by management and uncertainties. Fair value is the estimated amount at which financial assets or liabilities could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. Because no market exists for certain of these financial instruments and because management does not intend to sell these financial instruments, the Company does not know whether the fair values shown below represent values at which the respective financial instruments could be sold individually or in the aggregate.

                                           December 31,                             June 30,
                                    --------------------------------------------------------------------------------
                                               2002                      2002                      2001
                                    --------------------------------------------------------------------------------
                                      Carrying       Fair       Carrying       Fair       Carrying        Fair
                                       Amount        Value       Amount        Value       Amount        Value
                                    --------------------------------------------------------------------------------
          Financial assets
            Cash and cash
               equivalents            $     4,967  $    4,967   $     5,225  $    5,225   $    13,888  $   13,888
            Trading securities                 --          --            --          --         1,049       1,049
            Available-for-sale
               securities                  70,418      70,418        74,637      74,637        57,110      57,110
            Loans, net of
               allowance for
               loan losses                166,335     173,687       154,450     158,385       136,863     142,967
            FHLB stock                      1,680       1,680         1,622       1,622         1,527       1,527
            Cash surrender value of
               life insurance               2,806       2,806         2,811       2,811            --          --
            Interest receivable             1,513       1,513         1,638       1,638         1,791       1,791

          Financial liabilities
            Deposits                      199,300     203,266       201,323     204,289       181,948     180,962
            Long-term debt                 26,278      29,444        19,871      20,056        12,453      12,614
            Interest payable                  630         630           855         855           962         962
            Unrecognized
               financial
               instruments (net
               of contract amount)
            Commitments to
               extend credit                   --          --            --          --            --          --
            Letters of credit               1,375       1,375            --          --            --          --

                            HFB Financial Corporation
                   Notes to Consolidated Financial Statements
                  December 31, 2002 and June 30, 2002 and 2001
                       (Table Dollar Amounts in Thousands)

         The following methods and assumptions were used to estimate the fair value of each class of financial instruments.

    Cash and Cash Equivalents

         For these short-term instruments, the carrying amount approximates fair value.

    Investment Securities

         Fair values for securities equal quoted market prices, if available. If quoted market prices are not available, fair value is estimated based on quoted market prices of similar securities.

    Loans

         The fair value of loans is estimated by discounting the future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities. Loans with similar characteristics were aggregated for purposes of the calculations. The carrying amount of accrued interest approximates its fair value.

    Federal Home Loan Bank Stock

         Fair value of FHLB stock is based on the price at which it may be resold to the FHLB.

    Cash Surrender Value of Life Insurance

         The fair value of cash surrender values of life insurance approximate carrying value.

    Deposits

         The fair value of demand deposits, savings accounts, NOW accounts and certain money market deposits is the amount payable on demand at the reporting date, i.e., their carrying amount. The fair value of fixed-maturity time deposits is estimated using a discounted cash flow calculation that applies the rates currently offered for deposits of similar remaining maturities. The carrying amount of accrued interest payable approximates its fair value.

    Federal Funds Purchased

         For these short-term instruments, the carrying amount is a reasonable estimate of fair value.

                            HFB Financial Corporation
                   Notes to Consolidated Financial Statements
                  December 31, 2002 and June 30, 2002 and 2001
                       (Table Dollar Amounts in Thousands)

    Commitments to Extend Credit and Letters of Credit

         The fair value of commitments is estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the present creditworthiness of the counterparties. For fixed-rate loan commitments, fair value also considers the difference between current levels of interest rates and the committed rates. The fair value of letters of credit is based on fees currently charged for similar agreements or on the estimated cost to terminate or otherwise settle the obligations with the counterparties at the reporting date.

Note 16: Commitments and Credit Risk

         Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since a portion of the commitments may expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. Each customer's creditworthiness is evaluated on a case-by-case basis. The amount of collateral obtained, if deemed necessary, is based on management's credit evaluation of the counterparty. Collateral held varies, but may include accounts receivable, inventory, property, plant and equipment, commercial real estate and residential real estate.

         At December 31, 2002 and June 30, 2002 and 2001, the Company had outstanding commitments to originate loans aggregating approximately $10,182,000, $3,613,000 and $3,257,000, respectively. The commitments extended over varying periods of time with the majority being disbursed within a one-year period.

         Letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements, including commercial paper, bond financing and similar transactions. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loans to customers.

         The Company had total outstanding letters of credit amounting to $457,000, $446,000 and $517,000 at December 31, 2002 and June 30, 2002
         and 2001, respectively, with terms ranging from 30 days to one year.

                            HFB Financial Corporation
                   Notes to Consolidated Financial Statements
                  December 31, 2002 and June 30, 2002 and 2001
                       (Table Dollar Amounts in Thousands)

Note 17: Condensed Financial Information (Parent Company Only)

         Presented below is condensed financial information as to the financial position, results of operation and cash flows of the Company:


                                                 Condensed Balance Sheets

                                                                     December 31,              June 30,
                                                                   -------------------------------------------------
                                                                         2002            2002            2001
                                                                   -------------------------------------------------
       Assets
           Cash and due from banks                                   $         644   $         922   $         25
           Trading assets, at fair value                                        --              --          1,049
           Investment in common stock of subsidiaries                       22,842          21,109         19,269
           Other assets                                                        112             112            126
                                                                      ------------    ------------    -----------

                  Total assets                                       $      23,598   $      22,143   $     20,469
                                                                      ============    ============    ===========

       Liability                                                     $          18   $           2   $         --

       Stockholders' Equity                                                 23,580          22,141         20,469
                                                                      ------------    ------------    -----------

                  Total liabilities and stockholders' equity         $      23,598   $      22,143   $     20,469
                                                                      ============    ============    ===========

                                            Condensed Statements of Income

                                                                   Six Months Ended          Years Ended
                                                                     December 31,              June 30,
                                                                   -------------------------------------------------
                                                                         2002            2002            2001
                                                                   -------------------------------------------------
       Income
         Dividends from subsidiaries                                 $          --   $         404   $         426
         Net gain on trading securities                                         --              21             260
         Other income                                                           --               4               2
                                                                      ------------    ------------    ------------
                  Total income                                                   0             429             688

       Expenses--Other                                                          45              34              62
                                                                       ------------    ------------    ------------

       Income before income tax and equity in
         undistributed income of subsidiaries                                  (45)            395             626

       Income tax expense                                                       --               4              82
                                                                      ------------    ------------    ------------

       Income before equity in undistributed income
         of subsidiaries                                                       (45)            391             544

       Equity in undistributed income of subsidiaries                        1,262           1,198             945
                                                                      ------------    ------------    ------------

       Net Income                                                    $       1,217   $       1,589   $       1,489
                                                                      ============    ============    ============

                            HFB Financial Corporation
                   Notes to Consolidated Financial Statements
                  December 31, 2002 and June 30, 2002 and 2001
                       (Table Dollar Amounts in Thousands)

                                          Condensed Statements of Cash Flows

                                                                   Six Months Ended          Years Ended
                                                                     December 31,              June 30,
                                                                   -------------------------------------------------
                                                                         2002            2002            2001
                                                                   -------------------------------------------------
       Operating Activities
          Net income                                                 $       1,217   $       1,589   $       1,489
          Adjustments to reconcile net income to net cash
            provided by operating activities

              Equity in undistributed income of subsidiaries                (1,262)         (1,198)           (945)
              Net change in
                 Trading assets, at fair value                                  --           1,049            (290)
                 Other assets and other liabilities                             16              17              21
              Other                                                             --              --              (7)
                                                                      ------------    ------------    ------------
                   Net cash provided by (used in) operating
                      activities                                               (29)          1,457             268
                                                                      ------------    ------------    ------------

       Financing Activities
          Cash dividends                                                      (272)           (507)           (493)
          Proceeds from exercise of stock options                               23              25              27
          Common stock withdrawn from Rabbi Trust                               --              --               8
          Purchase stock                                                        --             (78)            (46)
                                                                      ------------    ------------    ------------
                   Net cash used in financing activities                      (249)           (560)           (504)
                                                                      ------------    ------------    ------------

       Net Change in Cash and Cash Equivalents                                (278)            897            (236)

       Cash and Cash Equivalents, Beginning of Year                            922              25             261
                                                                      ------------    ------------    ------------

       Cash and Cash Equivalents, End of Year                        $         644   $         922   $          25
                                                                      ============    ============    ============

Item 7.  Financial Statements.

Item 8. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

         Not applicable. In June 2001, the Company's accountant, Olive LLP, merged with Baird, Kurtz and Dobson into the Company's current accountant, BKD, LLP.

                                    PART III

Item 9. Directors and Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act.

         The information contained under the section captioned "Board of Directors" and "Executive Officer Who is Not a Director" in the Information Statement is incorporated herein by reference.

         For information regarding delinquent filers and the disclosure required pursuant to Item 405 of Regulation S-KSB, reference is made to the section captioned "Section 16(a) Beneficial Ownership Reporting Compliance" in the Information Statement which information is incorporated herein by reference.

Item 10. Executive Compensation.

         The information contained under the section captioned "Executive Compensation" in the Information Statement is incorporated herein by reference.

Item 11. Security Ownership of Certain Beneficial Owners and Management.

         The information required by this Item is incorporated by reference to the information under the captions "Security Ownership" of the Information Statement.

         Equity Compensation Plan Information. The following table sets forth certain information with respect to securities to be issued under the Company's equity compensation plans as of December 31, 2002.


                                                 (a)                      (b)                      (c)
                                              Number of                Weighted-
                                              Securities                average              Number of Securities
                                              To Be Issued           Exercise Price        Remaining Available for
                                            Upon Exercise of         of Outstanding         Future Issuance Under
                                              Outstanding               Options,          Equity Compensation Plans
                                           Options, Warrants            Warrants            (Excluding Securities
             Plan Category                     and Rights              and Rights          Reflected in Column (a))
Equity compensation plans
   approved by security holders:
1992 Stock Option Plan                           11,992                  $10.70                      2,769
2000 Long-term Incentive
   Compensation Plan                                 --                      --                     65,000
Equity compensation plans not
   approved by security holders:                    N/A                     N/A                        N/A
                                                -------                  ------                     ------
Total                                            11,992                  $10.70                     67,769

Item 12. Certain Relationships and Related Transactions.

         The information required by this item is incorporated herein by reference to the section captioned "Transactions with Management" of the Information Statement.

Item 13. Exhibits, Lists and Reports on Form 8-K.

         (a) List of Documents Filed as Part of This Report. The following exhibits are either attached to or incorporated by reference in this Annual Report on Form 10-KSB.

         Description

         3.1      Articles of Incorporation of HFB Financial Corporation*

         3.2      Bylaws of HFB Financial Corporation*

         4        Common Stock Certificate of HFB Financial Corporation*

         10.1     HFB Financial Corporation Stock Option Plan*

         10.2     Home Federal Bank, Federal Savings Bank Management*
                  Recognition Plan

         10.3 Home Federal Bank, Federal Savings Bank Supplemental* Executive Retirement Plan

         10.4     2000 Long-Term Incentive Compensation Plan**

* Incorporated by reference to the Corporation's Registration Statement on Form S-1 (33-52308) filed with the Securities and Exchange Commission on September 23, 1992.

** Incorporated by reference to the Corporation's Annual Report on Form 10-KSB for the fiscal year ended June 30, 2000.

         10.5 Amended and Restated Employment Agreement between the Bank and David B. Cook***

         10.6 Amended and Restated Employment Agreement between the Bank and Stanley Alexander, Jr.***

         10.7 Amended and Restated Employment Agreement between the Bank and Kenneth Jones***

         21       Subsidiaries of the Registrant

         99.1     CEO Certification under Section 906 of the Sarbanes-Oxley Act

         99.2     CFO Certification under Section 906 of the Sarbanes-Oxley Act

         (b) Reports on Form 8-K. On October 18, 2002, the Company filed Form 8-K announcing its Chief Executive Officer and Chief Financial Officer submitted certification to the Securities and Exchange Commission as required by Section 906 of the Sarbanes-Oxley Act of 2002.

Item 14. Controls and Procedures.

         (a) Evaluation of Disclosure Controls and Procedures. We maintain disclosure controls and procedures (as defined in Securities Exchange Act 1934 Rules 13a-14(c) and 15d-14(c)) that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

         Within 90 days prior to the date of this annual report, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective.

         (b) Changes in Internal Controls. There have not been any significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation. There were no significant deficiencies or material weaknesses, and, therefore, no corrective actions were taken.

-------------------
(***) Incorporated by reference to the Corporation's Annual Report on Form
      10-KSB for the fiscal year ended June 30, 2002.

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    HFB FINANCIAL CORPORATION

                                    By /s/ David B. Cook
                                       ---------------------------------------
                                        David B. Cook
                                        President and Chief Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ David B. Cook                                         March 25, 2003
-------------------------------------------------
David B. Cook
President and Chief Executive Officer
and Director
(Principal Executive Officer)

/s/ Stanley Alexander, Jr.                                March 25, 2003
-------------------------------------------------
Stanley Alexander, Jr.
Chief Financial Officer
(Principal Financial and Accounting Officer)

/s/ Kenneth V. Jones                                      March 25, 2003
-------------------------------------------------
Kenneth V. Jones
Chief Operating Officer and Director

/s/ Roger Roper                                           March 25, 2003
-------------------------------------------------
Roger Roper
Vice President and Director

/s/ Frances Coffey Rasnic                                 March 25, 2003
-------------------------------------------------
Frances Coffey Rasnic
Director

/s/ Earl Burchfield                                       March 25, 2003
-------------------------------------------------
Earl Burchfield
Secretary-Treasurer and Director

/s/ Robert V. Costanzo                                    March 25, 2003
-------------------------------------------------
Robert V. Costanzo
Chairman and Director

                                 CERTIFICATIONS

         I, David B. Cook, certify that:

         1. I have reviewed this annual report on Form 10-KSB of HFB Financial Corporation;

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

         4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

                  (a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

                  (b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

                  (c) Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date.

         5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

                  (a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

                  (b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

         6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

         Date March 25, 2003

         By /s/ David B. Cook
            -----------------------------------------
             Chief Executive Officer

                                 CERTIFICATIONS

         I, Stanley Alexander, Jr., certify that:

         1. I have reviewed this annual report on Form 10-KSB of HFB Financial Corporation;

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

         4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

                  (a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

                  (b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

                  (c) Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date.

         5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

                  (a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

                  (b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

         6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

         Date March 25, 2003

         By /s/ Stanley Alexander Jr.
            -----------------------------------------------
            Chief Financial Officer