Form 10QSB
period 2003-05-13
HFB FINANCIAL CORP
filed 2003-05-13
CIK 892157

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                  FORM 10-QSB

                 |X| QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 2003

                                       OR

              |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

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
     Middlesboro, Kentucky 40965

Indicate by check mark whether the registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|.

The number of shares of the registrant's $1 par value common stock outstanding at May 9, 2002 was 1,301,101.

There are a total of 16 pages filed in this document.

                            HFB FINANCIAL CORPORATION

                                   I N D E X

                                                                         PAGE NO
                                                                         -------

PART I - FINANCIAL INFORMATION

  Item 1. Financial Statements (unaudited)

             Condensed Consolidated Balance Sheets                          3

             Condensed Consolidated Statements of Income                    4

             Condensed Consolidated Statement of Stockholders' Equity       5

          Condensed Consolidated Statements of Cash Flows                   6

             Notes to Condensed Consolidated Financial Statements         7-8

  Item 2. Management's Discussion and Analysis of
          Financial Condition and Results of Operations                  8-10

PART II - OTHER INFORMATION                                                11

SIGNATURES                                                                 12

CEO Certification under Section 302 of the Sarbanes-Oxley Act              13

CFO Certification under Section 302 of the Sarbanes-Oxley Act              14

Exhibit 99.1                                                               15

Exhibit 99.2                                                               16

                    HFB FINANCIAL CORPORATION AND SUBSIDIARY
                           Consolidated Balance Sheets

                                                                          March 31,      December 31,
                                                                            2003             2002
                                                                         (unaudited)
                                                                        -------------    -------------
Assets
   Cash and cash equivalents                                            $   6,257,478    $   4,967,188
   Available-for-sale securities                                           66,365,987       70,418,282
   Loans, net of allowance for loan losses of $1,291,268 and
     $1,191,849 at March 31, 2003 and December 31, 2002, respectively     171,380,391      166,334,655
   Premises and equipment                                                   4,673,299        4,455,209
   Federal Home Loan Bank stock                                             1,696,200        1,679,700
   Interest Receivable                                                      1,518,309        1,513,376
   Assets held for sale                                                       932,808        1,030,310
   Other assets                                                               581,226          330,038
   Cash surrender value of life insurance                                   2,841,140        2,806,103
                                                                        -------------    -------------

       Total assets                                                     $ 256,246,838    $ 253,534,861
                                                                        =============    =============

Liabilities
   Deposits
     Non-interest bearing demand                                        $   7,156,249    $   6,398,430
     Savings, NOW and money market                                         27,095,456       26,643,742
     Certificate of deposits                                              169,218,123      166,243,106
                                                                        -------------    -------------
       Total deposits                                                     203,469,828      199,285,278
   Short-term debt                                                                 --        1,375,000
   Long-term debt                                                          26,255,662       26,277,967
   Interest payable                                                           928,665          629,653
   Other liabilities                                                        1,997,209        2,386,636
                                                                        -------------    -------------
       Total liabilities                                                  232,651,364      229,954,534
                                                                        -------------    -------------

Stockholders' Equity
   Issued and outstanding - 1,589,303 shares                                1,589,303        1,589,303
   Additional paid-in-capital                                               8,768,874        8,768,874
   Less: Common stock acquired by Rabbi trusts for deferred
          compensation plans                                                 (500,446)        (500,446)
   Retained earnings                                                       15,192,670       14,867,147
   Accumulated other comprehensive income                                   1,107,071        1,417,447
                                                                        -------------    -------------
                                                                           26,157,472       26,142,325
                                                                        -------------    -------------
   Treasury stock, at cost, 288,202 shares                                 (2,561,998)      (2,561,998)
                                                                        -------------    -------------

        Total stockholders' equity                                         23,595,474       23,580,327
                                                                        -------------    -------------

        Total liabilities and stockholders' equity                      $ 256,246,838    $ 253,534,861
                                                                        =============    =============

See notes to condensed consolidated financial statements.

                    HFB FINANCIAL CORPORATION AND SUBSIDIARY
                   Condensed Consolidated Statements of Income
                                   (Unaudited)

                                                         Three-months ended
                                                               March 31,
                                                         2003            2002
                                                      ----------      ----------
Interest Income
  Loans receivable                                    $3,179,718      $2,932,744
  Investment securities                                  788,068         909,413
  Other dividend income                                       --          37,546
  Deposits with financial institutions                    11,144          14,347
                                                      ----------      ----------
      Total interest income                            3,978,930       3,894,050
                                                      ----------      ----------
Interest Expense
  Deposits                                             1,220,090       1,722,564
  Short term borrowings                                       --              --
  Long term debt                                         302,384         226,490
                                                      ----------      ----------
      Total interest expense                           1,522,474       1,949,054
                                                      ----------      ----------
Net Interest Income                                    2,456,456       1,944,996
  Provision for loan losses                              105,000          76,808
                                                      ----------      ----------
Net Interest Income After
  Provision for Loan Losses                            2,351,456       1,868,188
                                                      ----------      ----------
Other Income
  Service charges for deposit accounts                   234,911         175,636
  Other customer fees                                     34,228          33,495
  Net gain on trading securities                              --              --
  Net realized gain on sales of
   available for sale securities                           1,243              --
  Other income                                            44,144          73,612
                                                      ----------      ----------
      Total other income                                 314,526         282,743
                                                      ----------      ----------
Other Expenses
  Salaries and employee benefits                         887,867         652,898
  Net occupancy expenses                                  98,192          95,100
  Equipment expenses                                     128,477         132,534
  Data processing fees                                    63,000          59,927
  Deposit insurance expense                                9,697           8,487
  Legal and professional fees                            113,956         128,699
  Advertising                                             66,100          60,000
  State franchise and deposit taxes                       51,175          58,450
  Other expenses                                         315,098         248,583
                                                      ----------      ----------
      Total other expenses                             1,733,562       1,444,678
                                                      ----------      ----------
Income Before Income Tax                                 932,420         706,253
  Income tax expense                                     282,371         228,736
                                                      ----------      ----------

Net Income                                            $  650,049      $  477,517
                                                      ==========      ==========

Basic Earnings Per Share                              $     0.52      $     0.37
Diluted Earnings Per Share                            $     0.51      $     0.37

See notes to condensed consolidated financial statements.

                    HFB FINANCIAL CORPORATION AND SUBSIDIARY
            Condensed Consolidated Statement of Stockholders' Equity
                        Three-months ended March 31, 2003

                                                            Additional                                       Compre-
                                             Common          Paid-in          Rabbi         Treasury         hensive
                                              Stock          Capital         Trusts           Stock          Income
                                           --------------------------------------------------------------------------
Balances, December 31, 2002                $ 1,589,303     $ 8,768,874      ($500,446)      ($2,561,998)

Net income                                                                                                $   650,049

Other comprehensive income, net of tax

Unrealized gain on securities                                                                                (310,376)
                                                                                                          -----------

Comprehensive income                                                                                      $   339,673
                                                                                                          ===========

Cash dividend declared ($.25 per share)
                                           -----------------------------------------------------------

March 31, 2003 (unaudited)                 $ 1,589,303     $ 8,768,874       ($500,446)    ($2,561,998)
                                           ===========================================================


                                                         Accumulated
                                                            Other          Total
                                            Retained    Comprehensive   Stockholders'
                                            Earnings        Income         Equity
                                           -----------------------------------------
Balances, December 31, 2002                $14,867,147    $ 1,417,447    $23,580,327

Net income                                     650,049                       650,049

Other comprehensive income, net of tax

Unrealized gain on securities                               (310,376)       (310,376)

Comprehensive income

Cash dividend declared ($.25 per share)      (324,526)                      (324,526)
                                           ------------------------------------------

March 31, 2003 (unaudited)                 $15,192,670    $ 1,107,071    $23,595,474
                                           ==========================================

See notes to condensed consolidated financial statements.

                    HFB FINANCIAL CORPORATION AND SUBSIDIARY
                 Condensed Consolidated Statements of Cash Flows
                                   (unaudited)

                                                                    Three-months Ended
                                                                         March 31,
                                                                   2003             2002
Operating Activities
  Net cash provided by operating activities                    $    551,412     $ (1,872,620)
                                                               ------------     ------------
Investing Activities
  Purchases of securities available for sale                    (10,093,438)     (19,102,171)
  Proceeds from maturities of securities available for sale       8,616,289        9,434,920
  Proceeds from sales of securities available for sale            4,955,255               --
  Net change in loans                                            (4,940,736)      (8,860,908)
  Proceeds from sales of assets held for sale                        69,596               --
  Proceeds from life insurance                                           --               --
  Purchases of premises and equipment                              (330,807)         (40,632)
                                                               ------------     ------------
    Net cash used by investing activities                        (1,723,841)     (18,568,791)
                                                               ------------     ------------
Financing Activities
  Net change in
    Non interest-bearing, interest-bearing and
     savings deposits                                                    --               --
    Certificates of deposit                                       4,184,550        7,308,324
    Short term borrowings                                        (1,375,000)              --
  Proceeds of long term debt                                             --        7,500,000
  Repayment of long term debt                                       (22,305)         (20,585)
  Cash dividends                                                   (324,526)        (260,358)
  Proceeds from exercise of options on common stock                      --           24,655
  Purchase of treasury stock                                             --          (77,731)
                                                               ------------     ------------
    Net cash provided by financing activities                     2,462,719       14,474,305
                                                               ------------     ------------
Net Change in Cash and Cash Equivalents                           1,290,290       (5,967,106)

Cash and Cash Equivalents, Beginning of Period                    4,967,188       13,594,073
                                                               ------------     ------------

Cash and Cash Equivalents, End of Period                       $  6,257,478     $  7,626,967
                                                               ============     ============

Additional Cash Flows Information
  Interest paid                                                $  1,223,462     $  1,325,377
  Income tax paid                                                   295,000          275,437

                            HFB FINANCIAL CORPORATION

        Notes to Condensed Consolidated Financial Statements (Unaudited)

1.    Basis of Presentation

      The unaudited condensed consolidated financial information for the three-month periods ended March 31, 2003 and 2002 includes the results of operations of HFB Financial Corporation (the "Company") and its wholly owned subsidiary Home Federal Bank Corporation ("Home Federal" or the "Bank"). The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial statements and with the instructions to Form 10-QSB. Certain information and note disclosures normally included in the company's annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these statements and notes be read in conjunction with the financial statements and notes thereto included in the Company's annual report for the year ended December 31, 2002 on Form 10-KSB filed with the Securities and Exchange Commission.

      In the opinion of management, the financial information reflects all adjustments (consisting only of normal recurring adjustments), which are necessary for a fair presentation of the financial position, results of operations and cash flows of the Company but should not be considered as indicative of results for a full year.

      The condensed consolidated balance sheet of the Company as of December 31, 2002 has been derived from the audited consolidated balance sheet of the Company as of that date.

2.    Non-performing Loans and Problem Assets

      The following sets forth the activity in the Company's allowance for loan losses for the three-months ended March 31, 2003 and 2002:

                                                                (Dollars in thousands)

                                                                   2003        2002
                                                                   ----        ----
      Balance January 1                                          $ 1,192     $   780
      Charge offs                                                     (6)         (2)
      Recoveries                                                      --          --
      Provision for loan losses                                      105          77
                                                                 -------     -------
      Balance March 31                                           $ 1,291     $   855
                                                                 =======     =======

      Information on impaired loans is summarized below

      At March 31                                                  2003
                                                                   ----

      Impaired loans with an allowance                           $   657

      Allowance for impaired loans (included in the Company's
          allowance for loan losses)                             $   139

      Three-months ended March 31                     2003
                                                      ----

      Average balance of impaired loans               $605
      Interest income recognized on impaired loans    $  0
      Cash-basis interest received                    $  0


3.    Reclassifications

      Reclassifications of certain amounts in the March 31, 2002 consolidated statement have been made to conform to the March 31, 2003 presentation.

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

Financial Condition

The Corporation's assets increased by 1.07% to $256.2 million at March 31, 2003 compared to $253.5 million at December 31, 2002. The majority of this increase is reflected in increases in loans. The increase was financed primarily by increases deposits and long-term borrowings and decreases in investment securities.

Cash and cash equivalents increased $1.3 million to $6.3 million at March 31, 2003 compared to $5.0 million at December 31, 2002. This increase was primarily due to increased cash flow from the investment portfolio.

Investment securities, available for sale, decreased $4.0 million to $66.4 million at March 31, 2003 from $70.4 million at December 31, 2002 primarily as the result of increased prepayments on mortgage backed securities "MBSs".

Loans, net, increased by $5.1 million to $171.4 million at March 31, 2003 from $166.3 million at December 31, 2002 as the result of continued 1-4 family mortgage loan demand and an increase in commercial real estate loans. Since the Banks conversion to a commercial bank, Management has focused on originating commercial real estate loans.

At March 31, 2003, the allowance for loan losses was $1.3 million or .75% of loans receivable compared to $1.2 million or .71% of loans receivable at December 31, 2002.

Total deposits increased by $4.2 million to $203.5 million at March 31, 2003 from $199.3 million at December 31, 2002. During the three months ended March 31, 2003, certificates of deposit increased $3.0 million and NOW accounts and savings deposits increased $1.2 million.

At March 31, 2003, the Bank met all regulatory requirements. Tier I capital to averaged assets was 8.5%. Tier I capital to risk-weighted assets was 14.4% and total capital to risk-weighted assets was 15.3% at March 31, 2003 compared to 8.4%, 14.5% and 15.3%, respectively, at December 31, 2002.

Results of Operations for the Three-months Ended March 31, 2003 and 2001

Net income increased by $172,000 to $650,000 for the three-month period ended March 31, 2003 from $478,000 for the three-month period ended March 31, 2002. The primary reasons for the increase were a $511,000 increase in net interest income and a $32,000 increase in other income offset by a $289,000 increase in other expense, a $28,000 increase in the provision for loan losses and a $54,000 increase in income tax expense.

Interest income increased by $85,000 for the three-month period ended March 31, 2003 as compared to the three-month period ended March 31, 2002, primarily a result of a higher volume of average earning assets during the three months ended March 31, 2003.

Interest on loans increased by $247,000 to $3.180 million for the three-month period ended March 31, 2003 as compared to $2.933 million for the three-month period ended March 31, 2002. This increase is mainly attributable to a higher average balance of loans during the three months ended March 31, 2003 even though the weighted-average yield was lower than that of the quarter ended March 31, 2002.

Interest on investment securities, other dividend income and interest on deposits with financial institutions decreased by $162,000 to $799,000 for the three-month period ended March 31, 2003 from $961,000 for the three-month period ended March 31, 2002. This decrease is primarily the result of a lower average balance of investments during the three months ended March 31, 2003. The weighted average yield on investments during the same period was also lower than that of the three months ended March 31, 2002.

Interest expense on deposits decreased by $503,000 to $1.220 million for the three-month period ended March 31, 2003 from $1.723 million for the three-month period ended March 31, 2002 as a result of a significant drop in rates paid on deposit accounts. For the three months ended March 31, 2003, the weighted-average cost of deposits was

2.43% on an average deposit balance of $200.6 million compared to 3.65% on average deposits of $188.7 million for the three months ended March 31, 2002.

Interest expense on long-term debt increased by $76,000 to $302,000 for the three-month period ended March 31, 2003 from $226,000 for the three-month period ended March 31, 2002, primarily due to a higher level of long-term debt outstanding during the three months ended March 31, 2003.

The provision for loan losses increased by $28,000 for the three-month period ended March 31, 2003 as compared to the same period in 2002. The provision was the result of management's evaluation of the adequacy of the allowance for loan losses including consideration of recoveries of loans previously charged off, the perceived risk exposure among loan types, actual loss experience, delinquency rates, and current economic conditions. The Bank's allowance for loan losses as a percent of total loans at March 31, 2003 was 0.75%.

Non-interest income increased by $32,000 to $315,000 for the three-month period ended March 31, 2003 as compared to $283,000 for the same period in 2002. The increase was primarily attributable to an increase of $59,000 in service charges on deposits offset by a $29,000 decrease in other income. The decrease in other income was primarily due to a decrease in gain on the sale of real estate and equipment.

Non-interest expense increased by $289,000 to $1.734 million for the three-month period ended March 31, 2003 as compared to $1.445 million for the same period in 2002.

Compensation and benefits increased by $235,000 to $888,000 for the three-month period ended March 31, 2003 as compared to $653,000 for the three-months ended March 31, 2002 primarily as the result of annual increases in salaries, wages and commissions and a $36,000 increase in the cost of funding the Banks retirement plan. In addition, the Banks staffing was increased due to growth and the opening of a branch office in Jacksboro, Tennessee in January 2003. At March 31, 2003, the Bank had 72 full time equivalent employees compared to 59 at March 31, 2002.

Legal and professional fees decreased by $15,000 to $114,000 for the three-month period ended March 31, 2003 from $129,000 for the three-month period ended March 31, 2002 primarily due to a decrease in legal expenses for the three-months ended March 31, 2003.

Advertising expense increased by $6,000 to $66,000 for the quarter ended March 31, 2003 compared to $60,000 for the quarter ended March 31, 2002 primarily due to a higher level of advertising activity in the current period.

State deposit and franchise taxes decreased by $7,000 to $51,000 for the quarter ended March 31, 2003 compared to $58,000 for the quarter ended March 31, 2002. As a result of the Banks recent conversion from a thrift to a commercial bank and determining the differences in the method of taxation between banks and thrifts, deposit and franchise taxes were over accrued during the quarter ended March 31, 2002.

Other expenses increased by $66,000 to $315,000 for the three-month period ended March 31, 2003 from $249,000 for the three-month period ended March 31, 2002, primarily due to a $20,000 increase in expenses associated with the acquisition and sale of other real estate owned, a $13,000 increase in printing supplies resulting from a systems conversion and a $10,000 increase in telephone expense duplicate service used during the conversion to a new system.

Income tax expense increased by $53,000 to $282,000 for the three-month period ended March 31, 2003 compared to $229,000 for the three-months ended March 31, 2002 due a higher level of taxable income.

                            HFB FINANCIAL CORPORATION

                                     PART II

                                OTHER INFORMATION

Item 1. Legal Proceedings

      None

Item 2. Changes in Securities

      None

Item 3. Defaults upon Senior Securities

      None

Item 4. Submission of Matters to a Vote of Security Holders

      No matters were submitted to a vote of Security Holders during the quarter ended March 31, 2003.

Item 5. Other Information

      None

Item 6. Exhibits and Reports on Form 8-K

      a. Exhibits

         99.1     CEO Certification under Section 906 of the Sarbanes-Oxley Act

         99.2     CFO Certification under Section 906 of the Sarbanes-Oxley Act

      b. Reports on Form 8-K

         On April 28, 2003, the Company filed a form 8-K announcing that earnings for the quarter ended March 31, 2003 were released on April 22, 2003.

Item 7. Controls and Procedures

A review and evaluation was performed by the Company's management, including the Company's Chief Executive Officer (the "CEO") and Chief Financial Officer (the "CFO"), of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of a date within 90 days prior to the filing of this quarterly report pursuant to Rule 13a-14 of the Securities Act of 1934. Based on that review and evaluation, the CEO and CFO have concluded that the Company's current disclosure controls and procedures, as designed and implemented, were effective. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect the Company's internal controls subsequent to the date of their evaluation. There were no significant material weaknesses identified in the course of such review and evaluation and, therefore, no corrective measures were taken by the Company.

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

                                          HFB FINANCIAL CORPORATION


                                                By: /s/ David  B. Cook
                                                   -----------------------------
                                                        David B. Cook
                                                        President and
                                                        Chief Executive Officer


                                                By: /s/ Stanley Alexander, Jr.
                                                   -----------------------------
                                                        Stanley Alexander, Jr.
                                                        Chief Financial Officer

Dated May 9, 2003

                                 CERTIFICATIONS

I, David B. Cook, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of HFB Financial Corporation;

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

            (b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

            (c) Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date.

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

Date May 9, 2003


By /s/ David B. Cook
   ------------------------
   Chief Executive Officer

                                 CERTIFICATIONS

I, Stanley Alexander, Jr., certify that:

1. I have reviewed this quarterly report on Form 10-QSB of HFB Financial Corporation;

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

            (b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

            (c) Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date.

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

Date May 9, 2003


By /s/ Stanley Alexander, Jr.
  ----------------------------
  Chief Financial Officer