Form 10-Q
period 2003-06-30
HFB FINANCIAL CORP
filed 2003-08-13
CIK 892157

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-QSB

                 |X| QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended June 30, 2003

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

The number of shares of the registrant's $1 par value common stock outstanding at August 11, 2003 was 1,301,101.

There are a total of 19 pages filed in this document.

                            HFB FINANCIAL CORPORATION

                                   I N D E X

                                                                         PAGE NO
                                                                         -------
PART I - FINANCIAL INFORMATION
  Item  1. Financial Statements (unaudited)

           Condensed Consolidated Balance Sheets                             3

           Condensed Consolidated Statements of Income                       4

           Condensed Consolidated Statement of Stockholders' Equity          5

           Condensed Consolidated Statements of Cash Flows                   6

           Notes to Condensed Consolidated Financial Statements            7-8

  Item 2.  Management's Discussion and Analysis of
           Financial Condition and Results of Operations                  8-13

PART II - OTHER INFORMATION                                                 14

SIGNATURES                                                                  15

CEO Certification under Section 302 of the Sarbanes-Oxley Act               16

CFO Certification under Section 302 of the Sarbanes-Oxley Act               17

Exhibit 32.1                                                                18

Exhibit 32.2                                                                19

                    HFB FINANCIAL CORPORATION AND SUBSIDIARY
                           Consolidated Balance Sheets

                                                                                June 30,        December 31,
                                                                                  2003              2002
                                                                              (unaudited)
Assets
     Cash and cash equivalents                                               $   4,943,293     $   4,967,188
     Available-for-sale securities                                              58,555,629        70,418,282
     Loans, net of allowance for loan losses of $1,391,433 and
         $1,191,849 at June 30, 2003 and  December 31, 2002, respectively      183,574,995       166,334,655
     Premises and equipment                                                      4,757,816         4,455,209
     Federal Home Loan Bank stock                                                1,713,100         1,679,700
     Interest Receivable                                                         1,473,887         1,513,376
     Assets held for sale                                                          769,226         1,030,310
     Other assets                                                                  819,413           330,038
     Cash surrender value of life insurance                                      2,876,178         2,806,103
                                                                             -------------     -------------
              Total assets                                                   $ 259,483,537     $ 253,534,861
                                                                             =============     =============

Liabilities
     Deposits
         Non-interest bearing demand                                         $   8,925,737     $   6,398,430
         Savings, NOW and money market                                          27,272,283        26,643,742
         Certificate of deposits                                               167,511,401       166,243,106
                                                                             -------------     -------------
              Total deposits                                                   203,709,421       199,285,278
     Short-term debt                                                                25,000         1,375,000
     Long-term debt                                                             29,055,803        26,277,967
     Interest payable                                                              411,548           629,653
     Other liabilities                                                           2,065,621         2,386,636
                                                                             -------------     -------------
              Total liabilities                                                235,267,393       229,954,534
                                                                             -------------     -------------

Stockholders' Equity
     Issued and outstanding - 1,589,303 shares                                   1,589,303         1,589,303
     Additional paid-in-capital                                                  8,768,874         8,768,874
     Less: Common stock acquired by Rabbi trusts for deferred
                 compensation plans                                               (500,446)         (500,446)
     Retained earnings                                                          15,809,922        14,867,147
     Accumulated other comprehensive income                                      1,110,489         1,417,447
                                                                             -------------     -------------
                                                                                26,778,142        26,142,325
     Treasury stock, at cost, 288,202 shares                                    (2,561,998)       (2,561,998)
                                                                             -------------     -------------
              Total stockholders' equity                                        24,216,144        23,580,327
                                                                             -------------     -------------
              Total liabilities and stockholders' equity                     $ 259,483,537     $ 253,534,861
                                                                             =============     =============

See notes to condensed consolidated financial statements.

                    HFB FINANCIAL CORPORATION AND SUBSIDIARY
                   Condensed Consolidated Statements of Income
                                   (Unaudited)

                                             Three-months ended        Six-months ended
                                                  June 30,                  June 30,
                                             2003         2002         2003         2002
Interest Income
   Loans receivable                       $3,212,022   $2,991,981   $6,391,740   $5,916,275
   Investment securities                     664,128    1,037,890    1,452,197    1,984,850
   Other                                       6,891       11,796       18,034       26,143
                                          ----------   ----------   ----------   ----------
            Total interest income          3,883,041    4,041,667    7,861,971    7,927,268
                                          ----------   ----------   ----------   ----------

Interest Expense
   Deposits                                1,120,329    1,616,679    2,340,418    3,339,243
   Short term borrowings                          --           --           --           --
   Long term debt                            318,678      249,112      621,062      475,612
                                          ----------   ----------   ----------   ----------
            Total interest expense         1,439,007    1,865,791    2,961,480    3,814,855
                                          ----------   ----------   ----------   ----------

Net Interest Income                        2,444,034    2,175,876    4,900,491    4,112,413
   Provision for loan losses                 105,000      154,127      210,000      222,485
                                          ----------   ----------   ----------   ----------

Net Interest Income After
  Provision for Loan Losses                2,339,034    2,021,749    4,690,491    3,889,928
                                          ----------   ----------   ----------   ----------

Other Income
   Service charges for deposit accounts      268,228      200,959      503,140      376,595
   Other customer fees                        34,168       10,359       68,396       43,849
   Net realized gain on sales of
    available for sale securities                 --           --        1,243            5
   Other income                               22,538      122,870       66,682      196,482
                                          ----------   ----------   ----------   ----------
            Total other income               324,934      334,188      639,461      616,931
                                          ----------   ----------   ----------   ----------

Other Expenses
   Salaries and employee benefits            921,143      774,710    1,809,010    1,427,609
   Net occupancy expenses                     96,206       94,453      194,398      189,553
   Equipment expenses                        135,957      138,124      264,435      270,657
   Data processing fees                       80,872       61,493      143,872      121,420
   Deposit insurance expense                   6,687        8,291       16,384       16,778
   Legal and professional fees               150,020      178,449      263,976      307,148
   Advertising                                65,997       61,043      132,097      121,043
   State franchise and deposit taxes          51,475        8,625      102,650       67,075
   Other expenses                            248,925      499,605      564,024      748,188
                                          ----------   ----------   ----------   ----------
            Total other expenses           1,757,282    1,824,793    3,490,846    3,269,471
                                          ----------   ----------   ----------   ----------

Income Before Income Tax                     906,686      531,144    1,839,106    1,237,388
   Income tax expense                        289,435      161,688      571,806      390,424
                                          ----------   ----------   ----------   ----------

Net Income                                $  617,251   $  369,456   $1,267,300   $  846,964
                                          ==========   ==========   ==========   ==========

Basic Earnings Per Share                  $     0.49   $     0.30   $     1.01   $     0.68
Diluted Earnings Per Share                $     0.49   $     0.30   $     1.00   $     0.68

See notes to condensed consolidated financial statements.

                    HFB FINANCIAL CORPORATION AND SUBSIDIARY
            Condensed Consolidated Statement of Stockholders' Equity
                         Six-months ended June 30, 2003


                                                         Additional
                                             Common       Paid-in       Rabbi        Treasury
                                              Stock       Capital       Trusts        Stock
                                            --------------------------------------------------
Balances, December 31, 2002                 $1,589,303   $8,768,874   ($500,446)   ($2,561,998)

Net income

Other comprehensive income, net of tax

Unrealized gain on securities


Comprehensive income


Cash dividend declared ($.25 per share)
                                            --------------------------------------------------

June 30, 2003 (unaudited)                   $1,589,303   $8,768,874   ($500,446)   ($2,561,998)
                                            ==================================================

                                                                       Accumulated
                                              Compre-                     Other          Total
                                              hensive     Retained     Comprehensive  Stockholders'
                                              Income      Earnings        Income         Equity
                                            -------------------------------------------------------
Balances, December 31, 2002                              $14,867,147    $1,417,447     $23,580,327

Net income                                  $1,267,300     1,267,300                     1,267,300

Other comprehensive income, net of tax

Unrealized gain on securities                 (306,958)                   (306,958)       (306,958)
                                            ----------

Comprehensive income                        $  960,342
                                            ==========

Cash dividend declared ($.25 per share)                     (324,525)                     (324,525)
                                                         -----------------------------------------

June 30, 2003 (unaudited)                                $15,809,922    $1,110,489     $24,216,144
                                                         =========================================

See notes to condensed consolidated financial statements.

                    HFB FINANCIAL CORPORATION AND SUBSIDIARY
                 Condensed Consolidated Statements of Cash Flows
                                   (unaudited)

                                                                      Six-months Ended
                                                                          June 30,
                                                                    2003            2002
Operating Activities
    Net cash provided by operating activities                   $    718,210    $  1,387,848
                                                                ------------    ------------

Investing Activities
    Purchases of securities available for sale                   (15,922,541)    (27,114,005)
    Development costs of assets held for sale                             --         (32,321)
    Proceeds from maturities of securities available for sale     22,153,837      15,579,567
    Proceeds from sales of securities available for sale           4,955,255           5,745
    Net change in loans                                          (17,030,340)    (15,793,135)
    Proceeds from sales of assets held for sale                      107,657       1,006,125
    Proceeds from life insurance                                          --      (2,735,094)
    Purchases of premises and equipment                             (533,427)        (36,225)
                                                                ------------    ------------
       Net cash used by investing activities                      (6,269,559)    (29,119,343)
                                                                ------------    ------------

Financing Activities
    Net change in
      Non interest-bearing, interest-bearing and
       savings deposits                                            3,155,848       5,754,862
      Certificates of deposit                                      1,268,295       6,462,929
      Short term borrowings                                       (1,350,000)             --
    Proceeds of long term debt                                     2,825,000       7,500,000
    Repayment of long term debt                                      (47,164)        (41,587)
    Cash dividends                                                  (324,525)       (260,358)
    Proceeds from exercise of options on common stock                     --          24,655
    Purchase of treasury stock                                            --         (77,731)
                                                                ------------    ------------
       Net cash provided by financing activities                   5,527,454      19,362,770
                                                                ------------    ------------

Net Change in Cash and Cash Equivalents                              (23,895)     (8,368,725)

Cash and Cash Equivalents, Beginning of Period                     4,967,188      13,594,073
                                                                ------------    ------------

Cash and Cash Equivalents, End of Period                        $  4,943,293    $  5,225,348
                                                                ============    ============

Additional Cash Flows Information
    Interest paid                                               $  3,179,585    $  3,904,248
    Income tax paid                                                  639,000         275,437

See notes to condensed consolidated financial statements.

                            HFB FINANCIAL CORPORATION

        Notes to Condensed Consolidated Financial Statements (Unaudited)

1.    Basis of Presentation

      The unaudited condensed consolidated financial information for the three-month periods ended June 30, 2003 and 2002 includes the results of operations of HFB Financial Corporation (the "Company") and its wholly owned subsidiary Home Federal Bank Corporation ("Home Federal" or the "Bank"). The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial statements and with the instructions to Form 10-QSB. Certain information and note disclosures normally included in the company's annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these statements and notes be read in conjunction with the financial statements and notes thereto included in the Company's annual report for the year ended December 31, 2002 on Form 10-KSB filed with the Securities and Exchange Commission.

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

2.    Non-performing Loans and Problem Assets

      The following sets forth the activity in the Company's allowance for loan losses for the three-months ended June 30, 2003 and 2002:

                                                           Dollars in thousands)

                                                             2003         2002
                                                             ----         ----

      Balance January 1                                     $1,192       $  780
      Charge offs                                              (11)         (65)
      Recoveries                                                --           38
      Provision for loan losses                                210          222
                                                            ------       ------
      Balance June 30                                       $1,391       $  975
                                                            ======       ======

      Information on impaired loans is summarized below

      At June 30                                              2003        2002
                                                              ----        ----

      Impaired loans with an allowance                       $  604      $1,122

      Allowance for impaired loans (included in the
          Company's allowance for loan losses)               $  134      $  365

      Six-months ended June 30                                2003        2002
                                                              ----        ----

      Average balance of impaired loans                      $  605      $1,521
      Interest income recognized on impaired loans           $    0      $    0
      Cash-basis interest received                           $    0      $    0

3.    Earnings per Share

      Earnings per share (EPS) were computed as follows:

      Three Months Ended                               June 30, 2003
                                           -------------------------------------
                                             Income       Weighted-    Per Share
                                                       Average Shares   Amount
                                           -------------------------------------

      Net income                           $ 617,251
                                           ---------
      Basic earnings per share
          Income available to common
            stockholders                   $ 617,251     1,259,488     $    0.49
                                                                       =========
      Effect of dilutive securities
          Stock options                           --         4,988
                                           ---------     ---------
      Diluted earnings per share
          Income available to common
            stockholders and assumed
            conversions                    $ 617,251     1,264,486     $    0.49
                                           =========     =========     =========

      Three Months Ended                             June 30, 2002
                                           -------------------------------------
                                            Income        Weighted-    Per Share
                                                       Average Shares   Amount
                                           -------------------------------------

      Net income                           $ 369,456
                                           ---------
      Basic earnings per share
          Income available to common
            stockholders                   $ 369,456                   $    0.30
                                           =========                   =========
      Effect of dilutive securities
          Stock options                           --     1,246,604
                                           ---------     ---------
      Diluted earnings per share
          Income available to common
            stockholders and assumed
            conversions                    $ 369,456         3,124     $    0.30
                                           =========     =========     =========

4.    Stock Options

      At June 30, 2003 the Company has a stock-based compensation plan which is described more fully in the notes to the Company's December 31, 2002 audited financial statements contained in the Company's annual report. The Company accounts for this plan under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under those plans had an exercise price that was equal to or greater than the market value of the underlying common stock on the grant date. Proforma information is not presented since all options granted by the Company were granted and vested in periods previous to those presented. Therefore, no expense would be recognized for the periods presented had the Company applied the fair value provisions of FASB statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

5.    Reclassifications

      Reclassifications of certain amounts in the June 30, 2002 consolidated statement have been made to conform to the June 30, 2003 presentation. These reclassifications had no effect on net income.

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

Financial Condition

The Corporation's assets increased by 2.37% to $259.5 million at June 30, 2003 compared to $253.5 million at December 31, 2002. The majority of this increase is reflected in increases in loans. The increase was financed primarily by increases deposits and long-term borrowings and decreases in investment securities.

Investment securities, available for sale, decreased $11.8 million to $58.6 million at June 30, 2003 from $70.4 million at December 31, 2002 primarily as the result of increased prepayments on mortgage backed securities "MBSs".

Loans, net, increased by $17.3 million to $183.6 million at June 30, 2003 from $166.3 million at December 31, 2002 as the result of continued 1-4 family mortgage loan demand and an increase in commercial real estate loans. Since the Bank's conversion to a commercial bank, Management has focused on originating commercial real estate loans.

At June 30, 2003, the allowance for loan losses was $1.4 million or .76% of loans receivable compared to $1.2 million or .71% of loans receivable at December 31, 2002.

Total deposits increased by $4.4 million to $203.7 million at June 30, 2003 from $199.3 million at December 31, 2002. During the three months ended June 30, 2003, certificates of deposit increased $1.3 million and NOW accounts and savings deposits increased $3.1 million.

Long-term borrowings increased by $2.8 million to $29.1 million at June 30, 2003 from $26.3 million at December 31, 2002. These proceeds were from 10 year advances and were used to fund the purchase of municipal securities with an average maturity of 15 years.

At June 30, 2003, the Bank met all regulatory requirements. Tier I capital to averaged assets was 8.7%. Tier I capital to risk-weighted assets was 14.0% and total capital to risk-weighted assets was 14.7% at June 30, 2003 compared to 8.4%, 14.5% and 15.3%, respectively, at December 31, 2002.

Results of Operations for the Three-months Ended June 30, 2003 and 2002

Net income increased by $248,000 to $617,000 for the three-month period ended June 30, 2003 from $369,000 for the three-month period ended June 30, 2002. The primary reasons for the increase were a $268,000 increase in net interest income, a $49,000 decrease in the provision for loan losses and a $68,000 decrease in other expense offset by a $9,000 decrease in other income and a $128,000 increase in income tax expense.

Interest income decreased by $159,000 for the three-month period ended June 30, 2003 as compared to the three-month period ended June 30, 2002, primarily a result of lower yields on earning assets during the three months ended June 30, 2003.

Interest on loans increased by $220,000 to $3.212 million for the three-month period ended June 30, 2003 as compared to $2.992 million for the three-month period ended June 30, 2002. This increase is mainly attributable to a higher average balance of loans during the three months ended June 30, 2003 even though the weighted-average yield was lower than that of the quarter ended June 30, 2002.

Interest on investment securities, other dividend income and interest on deposits with financial institutions decreased by $379,000 to $671,000 for the three-month period ended June 30, 2003 from $1.050 million for the three-month period ended June 30, 2002. This decrease is primarily the result of a lower average balance of investments during the three months ended June 30, 2003. The weighted average yield on investments during the same period was also lower than that of the three months ended June 30, 2002.

Interest expense on deposits decreased by $497,000 to $1.120 million for the three-month period ended June 30, 2003 from $1.617 million for the three-month period ended June 30, 2002 as a result of a significant drop in rates paid on deposit accounts.

Interest expense on short-term and long-term debt increased by $70,000 to $319,000 for the three-month period ended June 30, 2003 from $249,000 for the three-month period ended June 30, 2002, primarily due to a higher level of long-term debt outstanding during the three months ended June 30, 2003.

The provision for loan losses decreased by $49,000 for the three-month period ended June 30, 2003 as compared to the same period in 2002. The provision was the result of management's evaluation of the adequacy of the allowance for loan losses including consideration of recoveries of loans previously charged off, the perceived risk exposure among loan types, actual loss experience, delinquency rates, and current economic conditions. The Bank's allowance for loan losses as a percent of total loans at June 30, 2003 was 0.76%.

Non-interest income decreased by $9,000 to $325,000 for the three-month period ended June 30, 2003 as compared to $334,000 for the same period in 2002. The decrease was largely attributable to an increase of $67,000 in service charges on deposits, an increase of $28,000 in other customer fees offset by a $100,000 decrease in other income. The decrease in other income was primarily due to a $88,000 decrease in gain on the sale of real estate and equipment.

Non-interest expense decreased by $68,000 to $1.757 million for the three-month period ended June 30, 2003 as compared to $1.825 million for the same period in 2002.

Compensation and benefits increased by $146,000 to $921,000 for the three-month period ended June 30, 2003 as compared to $775,000 for the three-months ended June 30, 2002 primarily as the result of annual increases in salaries, wages and commissions and a $15,000 increase in the cost of funding the Banks retirement plan. In addition, the Banks staffing was increased due to growth and the opening of a branch office in Jacksboro, Tennessee in January 2003. At June 30, 2003, the Bank had 75 full time equivalent employees compared to 63 at June 30, 2002.

Data processing expenses increased by $20,000 to $81,000 for the three-month period ended June 30, 2003 as compared to $61,000 for the three-months ended June 30, 2002 as the result of the addition of a new branch office and other specialized programming requests.

Legal and professional fees decreased by $28,000 to $150,000 for the three-month period ended June 30, 2003 from $178,000 for the three-month period ended June 30, 2002 primarily due to a decrease in legal expenses for the three-months ended June 30, 2003.

Advertising expense increased by $5,000 to $66,000 for the quarter ended June 30, 2003 compared to $61,000 for the quarter ended June 30, 2002 primarily due to a higher level of advertising activity in the current period.

State deposit and franchise taxes increased by $42,000 to $51,000 for the quarter ended June 30, 2003 compared to $9,000 for the quarter ended June 30, 2002. As a result of the Banks recent conversion from a thrift to a commercial bank and determining the differences in the method of taxation between banks and thrifts, deposit and franchise taxes were over accrued during the quarter ended June 30, 2002.

Other expenses decreased by $251,000 to $249,000 for the three-month period ended June 30, 2003 from $500,000 for the three-month period ended June 30, 2002, primarily due to a $308,000 decrease in expenses associated with the acquisition and sale of other real estate owned, a $20,000 increase in printing supplies resulting from a systems conversion, a $24,000 increase in other services and fees and a $15,000 increase in telephone expense due to duplicate service used during the conversion to a new system.

Income tax expense increased by $128,000 to $289,000 for the three-month period ended June 30, 2003 compared to $161,000 for the three-months ended June 30, 2002 due a higher level of taxable income. The effective tax rate for the Three-months ended June 30, 2003 was 31.92% compared to 30.44% for the same period in 2002.

Results of Operations for the Six-months Ended June 30, 2003 and 2002

Net income increased by $420,000 to $1.267 million for the six-month period ended June 30, 2003 from $847,000 for the six-month period ended June 30, 2002. The primary reasons for the increase were a $788,000 increase in net interest income, a $12,000 decrease in the provision for loan losses and a $22,000 increase in other income offset by a $221,000 increase in other expense and a $181,000 increase in income tax expense.

Interest income decreased by $65,000 for the six-month period ended June 30, 2003 as compared to the six-month period ended June 30, 2002, primarily a result of lower yields on earning assets during the six months ended June 30, 2003.

Interest on loans increased by $476,000 to $6.392 million for the six-month period ended June 30, 2003 as compared to $5.916 million for the six-month period ended June 30, 2002. This increase is mainly attributable to a higher average balance of loans during the six months ended June 30, 2003 even though the weighted-average yield was lower than that of the quarter ended June 30, 2002.

Interest on investment securities, other dividend income and interest on deposits with financial institutions decreased by $541,000 to $1.470 million for the six-month period ended June 30, 2003 from $2.011 million for the six-month period ended June 30, 2002. This decrease is primarily the result of a lower average balance of investments during the six months ended June 30, 2003. The weighted average yield on investments during the same period was also lower than that of the six months ended June 30, 2002.

Interest expense on deposits decreased by $999,000 to $2.340 million for the six-month period ended June 30, 2003 from $3.339 million for the six-month period ended June 30, 2002 as a result of a significant drop in rates paid on deposit accounts.

Interest expense on short-term and long-term debt increased by $145,000 to $621,000 for the six-month period ended June 30, 2003 from $476,000 for the six-month period ended June 30, 2002, primarily due to a higher level of long-term debt outstanding during the six months ended June 30, 2003.

The provision for loan losses decreased by $12,000 for the six-month period ended June 30, 2003 as compared to the same period in 2002. The provision was the result of management's evaluation of the adequacy of the allowance for loan losses including consideration of recoveries of loans previously charged off, the perceived risk exposure among loan types, actual loss experience, delinquency rates, and current economic conditions. The Bank's allowance for loan losses as a percent of total loans at June 30, 2003 was 0.76%.

Non-interest income increased by $22,000 to $639,000 for the six-month period ended June 30, 2003 as compared to $617,000 for the same period in 2002. The decrease was mainly attributable to an increase of $127,000 in service charges on deposits, an increase of $25,000 in other customer fees offset by a $130,000 decrease in other income. The decrease in other income was primarily due to a $108,000 decrease in gain on the sale of real estate and equipment.

Non-interest expense increased by $221,000 to $3.490 million for the six-month period ended June 30, 2003 as compared to $3.269 million for the same period in 2002.

Compensation and benefits increased by $381,000 to $1.809 million for the six-month period ended June 30, 2003 as compared to $1.428 million for the six-months ended June 30, 2002 primarily as the result of annual increases in salaries, wages and commissions and a $30,000 increase in the cost of funding the Banks retirement plan. In addition, the Banks staffing was increased due to growth and the opening of a branch office in Jacksboro, Tennessee in January 2003. At June 30, 2003, the Bank had 78 full time equivalent employees compared to 63 at June 30, 2002.

Data processing expenses increased by $23,000 to $144,000 for the six-month period ended June 30, 2003 as compared to $121,000 for the six-months ended June 30, 2002 as the result of the addition of a new branch office and other specialized programming requests.

Legal and professional fees decreased by $43,000 to $264,000 for the six-month period ended June 30, 2003 from $307,000 for the six-month period ended June 30, 2002 primarily due to a decrease in legal expenses for the six-months ended June 30, 2003.

Advertising expense increased by $11,000 to $132,000 for the quarter ended June 30, 2003 compared to $121,000 for the quarter ended June 30, 2002 primarily due to a higher level of advertising activity in the current period.

State deposit and franchise taxes increased by $36,000 to $103,000 for the quarter ended June 30, 2003 compared to $67,000 for the quarter ended June 30, 2002. As a result of the Banks recent conversion from a thrift to a commercial bank and determining the differences in the method of taxation between banks and thrifts, deposit and franchise taxes were over accrued during the quarter ended June 30, 2002.

Other expenses decreased by $184,000 to $564,000 for the six-month period ended June 30, 2003 from $748,000 for the six-month period ended June 30, 2002, primarily due to a $288,000 decrease in expenses associated with the acquisition and sale of other real estate owned, a $33,000 increase in printing supplies resulting from a systems conversion, a $30,000 increase in other services and fees and a $26,000 increase in telephone expense due to duplicate service used during the conversion to a new system.

Income tax expense increased by $181,000 to $571,000 for the six-month period ended June 30, 2003 compared to $390,000 for the six-months ended June 30, 2002 due a higher level of taxable income. The effective tax rate for the six-months ended June 30, 2003 was 31.09% compared to 31.55% for the same period in 2002.

Critical Accounting Policies

Allowance for Loan Losses

The allowance for loan losses is established as losses are estimated to have occurred through a provision for loan losses charged to income. Loan losses are charged against the allowance when management believes the uncollectibility of a loan balance is confirmed. Subsequent recoveries, if any, are credited to the allowance.

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

A loan is considered impaired when, based on current information and events, it is probable that the Bank will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status, collateral value and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower's prior payment record and the amount of the shortfall in relation to the principal and interest owed. Impairment is measured on a loan-by-loan basis for commercial and construction loans by either the present value of expected future cash flows discounted at the loan's effective interest rate, the loan's obtainable market price or the fair value of the collateral if the loan is collateral dependent.

                            HFB FINANCIAL CORPORATION

                                     PART II

                                OTHER INFORMATION

Item 1. Legal Proceedings

      None

Item 2. Changes in Securities

      None

Item 3. Defaults upon Senior Securities

      None

Item 4. Submission of Matters to a Vote of Security Holders

      No matters were submitted to a vote of Security Holders during the quarter ended June 30, 2003.

Item 5. Other Information

      None

Item 6. Exhibits and Reports on Form 8-K

      a.    Exhibits

            32.1  CEO Certification under Section 906 of the Sarbanes-Oxley Act

            32.2  CFO Certification under Section 906 of the Sarbanes-Oxley Act

      b.    Reports on Form 8-K

            On August 11, 2003, the Company filed a form 8-K announcing that earnings for the quarter ended June 30, 2003 were released on August 8, 2003.

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

Dated August 11, 2003