Form 10-Q/A
period 2003-06-30
HFB FINANCIAL CORP
filed 2003-10-03
CIK 892157

A UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                FORM 10-QSBA[X]

           QUARTERLY REPORT UNDER SECTION 13 OR 15(d)OF THE SECURITIES EXCHANGE ACT OF 1934For the quarterly period ended June 30, 2003OR

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



                            HFB FINANCIAL CORPORATION

                                   I N D E X
                                   ---------
                                                                               PAGE NO
PART I - FINANCIAL INFORMATION                                                 -------
Item  1. Financial Statements (unaudited)


         Condensed Consolidated Balance Sheets                                    3

         Condensed Consolidated Statements of Income                              4

         Condensed Consolidated Statement of Stockholders' Equity                 5

         Condensed Consolidated Statements of Cash Flows                          6

         Notes to Condensed Consolidated Financial Statements                   7-8

Item  2. Management's Discussion and Analysis of
         Financial Condition and Results of Operations                         8-13

PART II - OTHER INFORMATION                                                      14


SIGNATURES                                                                       15

Exhibit 31.1   CEO Certification under Section 302 of the Sarbanes-Oxley Act     16

Exhibit 31.2   CFO Certification under Section 302 of the Sarbanes-Oxley Act     17

Exhibit 32.1   CEO Certification under Section 906 of the Sarbanes-Oxley Act     18

Exhibit 32.2   CEO Certification under Section 906 of the Sarbanes-Oxley Act     19

                    HFB FINANCIAL CORPORATION AND SUBSIDIARY
                           Consolidated Balance Sheets

                                                                                   June 30,          December 31,
                                                                                     2003                2002
                                                                                 (unaudited)
Assets
     Cash and cash equivalents                                                 $   4,943,293       $   4,967,188
     Available-for-sale securities                                                58,555,629          70,418,282
     Loans, net of allowance for loan losses of $1,391,433 and
         $1,191,849 at June 30, 2003 and  December 31, 2002, respectively        183,574,995         166,334,655
     Premises and equipment                                                        4,757,816           4,455,209
     Federal Home Loan Bank stock                                                  1,713,100           1,679,700
     Interest Receivable                                                           1,473,887           1,513,376
     Assets held for sale                                                            769,226           1,030,310
     Other assets                                                                    819,413             330,038
     Cash surrender value of life insurance                                        2,876,178           2,806,103
                                                                               -------------       -------------

              Total assets                                                     $ 259,483,537       $ 253,534,861
                                                                               =============       =============

Liabilities
     Deposits
         Non-interest bearing demand                                           $   8,925,737       $   6,398,430
         Savings, NOW and money market                                            27,272,283          26,643,742
         Certificate of deposits                                                 167,511,401         166,243,106
                                                                               -------------       -------------
              Total deposits                                                     203,709,421         199,285,278
     Short-term debt                                                                  25,000           1,375,000
     Long-term debt                                                               29,055,803          26,277,967
     Interest payable                                                                411,548             629,653
     Other liabilities                                                             2,065,621           2,386,636
                                                                               -------------       -------------
              Total liabilities                                                  235,267,393         229,954,534
                                                                               -------------       -------------

Stockholders' Equity
     Issued and outstanding - 1,589,303 shares                                     1,589,303           1,589,303
     Additional paid-in-capital                                                    8,768,874           8,768,874
     Less: Common stock acquired by Rabbi trusts for deferred
                 compensation plans                                                 (500,446)           (500,446)
     Retained earnings                                                            15,809,922          14,867,147
     Accumulated other comprehensive income                                        1,110,489           1,417,447
                                                                               -------------       -------------
                                                                                  26,778,142          26,142,325
     Treasury stock, at cost, 288,202 shares                                      (2,561,998)         (2,561,998)
                                                                               -------------       -------------

              Total stockholders' equity                                          24,216,144          23,580,327
                                                                               -------------       -------------

              Total liabilities and stockholders' equity                       $ 259,483,537       $ 253,534,861
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

                    HFB FINANCIAL CORPORATION AND SUBSIDIARY
            Condensed Consolidated Statement of Stockholders' Equity
                         Six-months ended June 30, 2003

                                                            Additional                                  Compre-
                                                Common        Paid-in      Rabbi        Treasury        hensive          Retained
                                                Stock        Capital       Trusts        Stock          Income           Earnings
                                          ------------------------------------------------------------------------------------------
Balances, December 31, 2002                  $ 1,589,303   $ 8,768,874  $ (500,446)   $ (2,561,998)                   $ 14,867,147

Net income                                                                                            $ 1,267,300        1,267,300

Other comprehensive income, net of tax

  Unrealized gain on securities                                                                          (306,958)
                                                                                                      ------------


Comprehensive income                                                                                  $   960,342
                                                                                                      ============

Cash dividend declared ($.25 per share)                                                                                   (324,525)
                                          ---------------------------------------------------------                   --------------

June 30, 2003 (unaudited)                    $ 1,589,303   $ 8,768,874  $ (500,446)   $ (2,561,998)                   $ 15,809,922
                                          =========================================================                   ==============



                                            Accumulated
                                              Other              Total
                                          Comprehensive      Stockholders'
                                              Income            Equity
                                          --------------------------------
Balances, December 31, 2002                 $ 1,417,447      $ 23,580,327

Net income                                                      1,267,300

Other comprehensive income, net of tax

  Unrealized gain on securities                (306,958)         (306,958)



Comprehensive income


Cash dividend declared ($.25 per share)                          (324,525)
                                          --------------------------------

June 30, 2003 (unaudited)                   $ 1,110,489      $ 24,216,144
                                          ================================


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

2.   Non-performing Loans and Problem Assets

     The following sets forth the activity in the Company's allowance for loan losses for the three-months ended June 30, 2003 and 2002:



                                                                  (Dollars in thousands)

                                                                    2003          2002
                                                                    ----          ----

     Balance January 1                                            $ 1,192       $   780
     Charge offs                                                      (11)          (65)
     Recoveries
                                                                     --              38
     Provision for loan losses                                        210           222
                                                                  -------       -------
     Balance June 30                                              $ 1,391       $   975
                                                                  =======       =======

     Information on impaired loans is summarized below

     At June 30                                                      2003          2002
                                                                  -------       -------

     Impaired loans with an allowance                             $   604       $ 1,122

     Allowance for impaired loans (included in the Company's
        allowance for loan losses)                                $   134       $   365



     Six-months ended June 30                                       2003          2002
     ------------------------                                       ----          ----


     Average balance of impaired loans                            $   605       $ 1,521
     Interest income recognized on impaired loans                 $     0       $     0
     Cash-basis interest received                                 $     0       $     0


3.   Earnings per Share

     Earnings per share (EPS) were computed as follows:

         Three Months Ended                            June 30, 2003
                                         ---------------------------------------
                                          Income     Weighted-Average  Per Share
                                                          Shares          Amount
                                         ---------------------------------------

     Net income                          $ 617,251
                                         ---------

     Basic earnings per share
         Income available to common
           stockholders                  $ 617,251      1,259,488      $   0.49
                                                                       ========

     Effect of dilutive securities


         Stock options                         ---          4,988
                                         ---------      ---------

     Diluted earnings per share
         Income available to common
           stockholders and assumed
           conversions                   $ 617,251      1,264,486      $   0.49
                                         =========      =========      ========


     Three Months Ended                                June 30, 2002
                                         ---------------------------------------
                                          Income     Weighted-Average  Per Share
                                                         Shares         Amount
                                         ---------------------------------------


     Net income                          $ 369,456      1,246,604
                                                        ---------

     Basic earnings per share
         Income available to common
           stockholders                  $ 369,456                     $    0.30
                                                                       =========

     Effect of dilutive securities
         Stock options                         ---          3,124
                                         ---------      ---------

     Diluted earnings per share
         Income available to common

           stockholders and assumed
           conversions                   $ 369,456      1,249,728      $    0.30
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

Item 5. Other Information

             None

Item 6. Exhibits and Reports on Form 8-K

          a.   Exhibits

               31.1 CEO  Certification  under Section 302 of the  Sarbanes-Oxley
                    Act

               31.2 CFO  Certification  under Section 302 of the  Sarbanes-Oxley
                    Act

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




Dated August 11, 2003