Form 10QSB
period 2003-09-30
HFB FINANCIAL CORP
filed 2003-11-13
CIK 892157

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                  FORM 10-QSB

                |X| QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

              For the quarterly period ended September 30, 2003

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

The number of shares of the registrant's $1 par value common stock outstanding at November 7, 2003 was 1,301,101.

There are a total of 19 pages filed in this document.

                            HFB FINANCIAL CORPORATION

                                   I N D E X


                                                                         PAGE NO
PART I - FINANCIAL INFORMATION

  Item 1. Financial Statements (unaudited)

          Condensed Consolidated Balance Sheets                               3

          Condensed Consolidated Statements of Income                         4

          Condensed Consolidated Statement of Stockholders' Equity            5

          Condensed Consolidated Statements of Cash Flows                     6

          Notes to Condensed Consolidated Financial Statements              7-9

  Item 2. Management's Discussion and Analysis of
          Financial Condition and Results of Operations                    9-13

PART II - OTHER INFORMATION                                               14-15

SIGNATURES                                                                   15

CEO Certification under Section 302 of the Sarbanes-Oxley Act                16

CFO Certification under Section 302 of the Sarbanes-Oxley Act                17

Exhibit 99.1                                                                 18

Exhibit 99.2                                                                 19

                    HFB FINANCIAL CORPORATION AND SUBSIDIARY
                           Consolidated Balance Sheets

                                                                                    September 30,        December 31,
                                                                                         2003                2002
                                                                                     (unaudited)
Assets
     Cash and cash equivalents                                                      $   5,999,208       $   4,967,188
     Available-for-sale securities                                                     49,858,124          70,418,282
     Loans, net of allowance for loan losses of $1,494,678 and
         $1,191,849 at September 30, 2003 and  December 31, 2002, respectively        187,799,158         166,334,655
     Premises and equipment                                                             4,794,767           4,455,209
     Federal Home Loan Bank stock                                                       1,730,300           1,679,700
     Interest Receivable                                                                1,446,375           1,513,376
     Assets held for sale                                                               1,224,079           1,030,310
     Other assets                                                                         925,303             330,038
     Cash surrender value of life insurance                                             2,911,215           2,806,103
                                                                                    -------------       -------------

              Total assets                                                          $ 256,688,529       $ 253,534,861
                                                                                    =============       =============

Liabilities
     Deposits
         Non-interest bearing demand                                                $   8,553,692       $   6,398,430
         Savings, NOW and money market                                                 28,751,087          26,643,742
         Certificate of deposits                                                      164,595,319         166,243,106
                                                                                    -------------       -------------
              Total deposits                                                          201,900,098         199,285,278
     Short-term debt                                                                           --           1,375,000
     Long-term debt                                                                    28,084,688          26,277,967
     Interest payable                                                                     842,656             629,653
     Other liabilities                                                                  1,845,387           2,386,636
                                                                                    -------------       -------------
              Total liabilities                                                       232,672,829         229,954,534
                                                                                    -------------       -------------

Stockholders' Equity
     Issued and outstanding - 1,589,303 shares                                          1,589,303           1,589,303
     Additional paid-in-capital                                                         8,768,874           8,768,874
     Less: Common stock acquired by Rabbi trusts for deferred
                 compensation plans                                                      (500,446)           (500,446)
     Retained earnings                                                                 16,049,953          14,867,147
     Accumulated other comprehensive income                                               670,014           1,417,447
                                                                                    -------------       -------------
                                                                                       26,577,698          26,142,325
     Treasury stock, at cost, 288,202 shares                                           (2,561,998)         (2,561,998)
                                                                                    -------------       -------------

              Total stockholders' equity                                               24,015,700          23,580,327
                                                                                    -------------       -------------

              Total liabilities and stockholders' equity                            $ 256,688,529       $ 253,534,861
                                                                                    =============       =============

See notes to condensed consolidated financial statements.

                    HFB FINANCIAL CORPORATION AND SUBSIDIARY
                   Condensed Consolidated Statements of Income
                                   (Unaudited)

                                                Three-months ended                Nine-months ended
                                                   September 30,                     September 30,
                                                 2003          2002              2003            2002
Interest Income
   Loans receivable                          $3,152,047      $3,071,713      $ 9,543,787      $ 8,987,988
   Investment securities                        605,538       1,019,271        2,057,735        3,004,121
   Other                                          5,192           5,379           23,226           31,522
                                             ----------      ----------      -----------      -----------
            Total interest income             3,762,777       4,096,363       11,624,748       12,023,631
                                             ----------      ----------      -----------      -----------

Interest Expense
   Deposits                                   1,055,165       1,509,570        3,395,583        4,848,812
   Short term borrowings                             --             490               --               --
   Long term debt                               337,939         251,224          959,001          727,326
                                             ----------      ----------      -----------      -----------
            Total interest expense            1,393,104       1,761,284        4,354,584        5,576,138
                                             ----------      ----------      -----------      -----------

Net Interest Income                           2,369,673       2,335,079        7,270,164        6,447,493
   Provision for loan losses                    105,000         129,227          315,000          351,712
                                             ----------      ----------      -----------      -----------

Net Interest Income After
  Provision for Loan Losses                   2,264,673       2,205,852        6,955,164        6,095,781
                                             ----------      ----------      -----------      -----------

Other Income
   Service charges for deposit accounts         267,498         207,829          770,638          584,425
   Other customer fees                           24,928          27,024           93,324           70,873
   Net realized gain on sales of
    available for sale securities                    --              --            1,243                5
   Other income                                  52,845          40,670          119,527          237,151
                                             ----------      ----------      -----------      -----------
            Total other income                  345,271         275,523          984,732          892,454
                                             ----------      ----------      -----------      -----------

Other Expenses
   Salaries and employee benefits               952,627         881,807        2,761,638        2,309,416
   Net occupancy expenses                        94,568          84,664          288,966          274,217
   Equipment expenses                           131,438         111,392          395,873          382,050
   Data processing fees                          81,144          59,947          225,016          181,367
   Deposit insurance expense                      8,105          11,290           24,489           28,068
   Legal and professional fees                  181,851         101,666          445,826          408,814
   Advertising                                   68,561          66,000          200,658          187,043
   State franchise and deposit taxes             52,295           8,131          154,945           75,206
   Other expenses                               258,848         339,037          822,872        1,087,225
                                             ----------      ----------      -----------      -----------
            Total other expenses              1,829,437       1,663,934        5,320,283        4,933,406
                                             ----------      ----------      -----------      -----------

Income Before Income Tax                        780,507         817,441        2,619,613        2,054,829
   Income tax expense                           215,201         253,686          787,006          644,179
                                             ----------      ----------      -----------      -----------

Net Income                                   $  565,306      $  563,755      $ 1,832,607      $ 1,410,650
                                             ==========      ==========      ===========      ===========

Basic Earnings Per Share                     $     0.45      $     0.45      $      1.46      $      1.16
Diluted Earnings Per Share                   $     0.45      $     0.45      $      1.45      $      1.15

See notes to condensed consolidated financial statements.

                    HFB FINANCIAL CORPORATION AND SUBSIDIARY
            Condensed Consolidated Statement of Stockholders' Equity
                      Nine-months ended September 30, 2003


                                                          Additional
                                              Common        Paid-in       Rabbi        Treasury
                                               Stock        Capital       Trusts         Stock
                                            ------------------------------------------------------
Balances, December 31, 2002                 $1,589,303    $8,768,874    ($500,446)    ($2,561,998)

Net income

Other comprehensive income, net of tax

  Unrealized gain on securities


Comprehensive income


Cash dividends declared ($.50 per share)
                                            -----------------------------------------------------

September 30, 2003 (unaudited)              $1,589,303    $8,768,874    ($500,446)    ($2,561,998)
                                            =====================================================

                                                                          Accumulated
                                           Compre-                           Other            Total
                                           hensive         Retained      Comprehensive    Stockholders'
                                           Income          Earnings          Income          Equity
                                           ------------------------------------------------------------
Balances, December 31, 2002                              $ 14,867,147     $ 1,417,447     $ 23,580,327

Net income                                 $ 1,832,607      1,832,607                        1,832,607

Other comprehensive income, net of tax

  Unrealized gain on securities               (747,433)                      (747,433)        (747,433)
                                           -----------

Comprehensive income                       $ 1,085,174
                                           ===========

Cash dividends declared ($.50 per share)                     (649,801)                        (649,801)
                                                         ---------------------------------------------

September 30, 2003 (unaudited)                           $ 16,049,953     $   670,014     $ 24,015,700
                                                         =============================================

See notes to condensed consolidated financial statements.

                    HFB FINANCIAL CORPORATION AND SUBSIDIARY
                 Condensed Consolidated Statements of Cash Flows
                                   (unaudited)

                                                                       Nine-months Ended
                                                                         September 30,
                                                                     2003              2002
Operating Activities
    Net cash provided by operating activities                    $  1,228,096     $  2,812,333
                                                                 ------------     ------------

Investing Activities
    Purchases of securities available for sale                    (16,764,230)     (30,618,120)
    Development costs of assets held for sale                              --          (32,321)
    Proceeds from maturities of securities available for sale      30,946,623       19,670,515
    Proceeds  from sales of securities available for sale           4,955,255            5,745
    Net change in loans                                           (21,149,503)     (23,438,460)
    Proceeds from sales of assets held for sale                       107,657        1,544,870
    Proceeds from life insurance                                           --       (2,654,256)
    Purchases of premises and equipment                              (688,619)        (232,849)
                                                                 ------------     ------------
       Net cash used by investing activities                       (2,592,817)     (35,754,876)
                                                                 ------------     ------------

Financing Activities
    Net change in
      Non interest-bearing, interest-bearing and
       savings deposits                                             4,262,607        8,345,171
      Certificates of deposit                                      (1,647,787)       2,556,578
      Short term borrowings                                        (1,375,000)       1,525,000
    Proceeds of long term debt                                      2,825,000       12,500,000
    Repayment of long term debt                                    (1,018,278)         (63,015)
    Cash dividends                                                   (649,801)        (532,583)
    Proceeds from exercise of options on common stock                      --           24,655
    Purchase of treasury stock                                             --          (77,731)
                                                                 ------------     ------------
       Net cash provided by financing activities                    2,396,741       24,278,075
                                                                 ------------     ------------

Net Change in Cash and Cash Equivalents                             1,032,020       (8,664,468)

Cash and Cash Equivalents, Beginning of Period                      4,967,188       13,594,073
                                                                 ------------     ------------

Cash and Cash Equivalents, End of Period                         $  5,999,208     $  4,929,605
                                                                 ============     ============

Additional Cash Flows Information
    Interest paid                                                $  4,141,581     $  2,827,488
    Income tax paid                                                   967,512          292,282

See notes to condensed consolidated financial statements.

                            HFB FINANCIAL CORPORATION

        Notes to Condensed Consolidated Financial Statements (Unaudited)

1.    Basis of Presentation

      The unaudited condensed consolidated financial information for the three-month periods ended September 30, 2003 and 2002 includes the results of operations of HFB Financial Corporation (the "Company") and its wholly owned subsidiary Home Federal Bank Corporation ("Home Federal" or the "Bank"). The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial statements and with the instructions to Form 10-QSB. Certain information and note disclosures normally included in the company's annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these statements and notes be read in conjunction with the financial statements and notes thereto included in the Company's annual report for the year ended December 31, 2002 on Form 10-KSB filed with the Securities and Exchange Commission.

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

2.    Non-performing Loans and Problem Assets

      The following sets forth the activity in the Company's allowance for loan losses for the nine-months ended September 30, 2003 and 2002:

                                                                (Dollars in thousands)

                                                                    2003        2002
                                                                    ----        ----
      Balance January 1                                          $ 1,192     $   780
      Charge offs                                                    (12)        (79)

      Recoveries                                                      --          47
      Provision for loan losses                                      315         351
                                                                 -------     -------
      Balance September 30                                       $ 1,495     $ 1,099
                                                                 =======     =======

      Information on impaired loans is summarized below

      At September 30                                               2003        2002
                                                                    ----        ----
      Impaired loans with an allowance                           $   304     $ 1,154

      Allowance for impaired loans (included in the Company's
          allowance for loan losses)                             $    30     $   298

      Three-months ended September 30                             2003      2002
                                                                  ----      ----
      Average balance of impaired loans                           $870    $1,138
      Interest income recognized on impaired loans                $  9    $    0
      Cash-basis interest received                                $  0    $    0

3.    Earnings per Share

      Earnings per share (EPS) were computed as follows:

      Three Months Ended                                      September 30, 2003
                                                  ---------------------------------------------
                                                                   Weighted-         Per Share
                                                   Income       Average Shares         Amount
                                                  ---------------------------------------------
      Net income                                  $ 565,306
                                                  ---------

      Basic earnings per share
          Income available to common
            stockholders                          $ 565,306         1,261,690         $    0.45
                                                                                      =========

      Effect of dilutive securities
          Stock options                                  --             5,575

      Diluted earnings per share
          Income available to common
            stockholders and assumed
            conversions                           $ 565,306         1,267,265         $    0.45
                                                  =========         =========         =========

      Three Months Ended                                      September 30, 2003
                                                  ---------------------------------------------
                                                                   Weighted-         Per Share
                                                   Income       Average Shares         Amount
                                                  ---------------------------------------------
      Net income                                  $ 563,755         1,246,604

      Basic earnings per share
          Income available to common
            stockholders                          $ 563,755                           $    0.45
                                                                                      =========

      Effect of dilutive securities
          Stock options                                  --             3,141
                                                  ---------         ---------

      Diluted earnings per share
          Income available to common
            stockholders and assumed
            conversions                           $ 563,755         1,249,745         $    0.45
                                                  =========         =========         =========

4.    Stock Options

      At September 30, 2003 the Company has a stock-based compensation plan which is described more fully in the notes to the Company's December 31, 2002 audited financial statements contained in the Company's annual report. The Company accounts for this plan under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under those plans had an exercise price that was equal to or greater than the market value of the underlying common stock on the grant date. Proforma information is not presented since all options granted by the Company were granted and vested in periods previous to those presented. Therefore, no expense would be recognized for the periods presented had the Company applied the fair value provisions of FASB statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

5.    Reclassifications

      Reclassifications of certain amounts in the September 30, 2002 consolidated statement have been made to conform to the September 30, 2003 presentation.

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

Financial Condition

The Corporation's assets increased by 1.26% to $256.7 million at September 30, 2003 compared to $253.5 million at December 31, 2002. The majority of this increase is reflected in increases in loans. The increase was financed primarily by increases deposits and long-term borrowings and decreases in investment securities.

Investment securities, available for sale, decreased $20.5 million to $49.9 million at September 30, 2003 from $70.4 million at December 31, 2002 primarily as the result of increased prepayments on mortgage backed securities "MBSs".

Loans, net, increased by $21.5 million to $187.8 million at September 30, 2003 from $166.3 million at December 31, 2002 as the result of continued 1-4 family mortgage loan demand and an increase in commercial real estate loans. Since the Banks conversion to a commercial bank, Management has focused on originating commercial real estate loans.

At September 30, 2003, the allowance for loan losses was $1.5 million or .79% of loans receivable compared to $1.2 million or .71% of loans receivable at December 31, 2002.

Total deposits increased by $2.6 million to $201.9 million at September 30, 2003 from $199.3 million at December 31, 2002. During the nine months ended September 30, 2003, certificates of deposit decreased $1.6 million and NOW accounts and savings deposits increased $4.2 million.

Long-term borrowings increased by $1.8 million to $28.1 million at September 30, 2003 from $26.3 million at September 30, 2002. Most of this increase originated from 10 year advances which were used to fund the purchase of municipal securities with an average maturity of 15 years.

At September 30, 2003, the Bank met all regulatory requirements. Tier I capital to averaged assets was 8.8%. Tier I capital to risk-weighted assets was 14.0% and total capital to risk-weighted assets was 14.9% at September 30, 2003 compared to 8.4%, 14.5% and 15.3%, respectively, at December 31, 2002.

Results of Operations for the Three-months Ended September 30, 2003 and 2002

Net income increased by $2,000 to $565,000 for the three-month period ended September 30, 2003 from $563,000 for the three-month period ended September 30, 2002. The primary reasons for the increase were a $35,000 increase in net interest income, a $24,000 decrease in the provision for loan losses, a $70,000 increase in other income and a $39,000 decrease in income tax expense offset by a $166,000 increase in other expense.

Interest income decreased by $334,000 for the three-month period ended September 30, 2003 as compared to the three-month period ended September 30, 2002, primarily a result of lower yields on earning assets during the three months ended September 30, 2003.

Interest on loans increased by $80,000 to $3.152 million for the three-month period ended September 30, 2003 as compared to $3.072 million for the three-month period ended September 30, 2002. This increase is mainly attributable to a higher average balance of loans during the three months ended September 30, 2003 even though the weighted-average yield was lower than that of the quarter ended September 30, 2002.

Interest on investment securities, other dividend income and interest on deposits with financial institutions decreased by $414,000 to $611,000 for the three-month period ended September 30, 2003 from $1.025 million for the three-month period ended September 30, 2002. This decrease is primarily the result of a lower average balance of investments during the three months ended September 30, 2003. The weighted average yield on investments during the same period was also lower than that of the three months ended September 30, 2002.

Interest expense on deposits decreased by $454,000 to $1.055 million for the three-month period ended September 30, 2003 from $1.509 million for the three-month period ended September 30, 2002 as a result of a significant drop in rates paid on deposit accounts.

Interest expense on short-term and long-term debt increased by $86,000 to $338,000 for the three-month period ended September 30, 2003 from $252,000 for the three-month period ended September 30, 2002, primarily due to a higher level of long-term debt outstanding during the three months ended September 30, 2003.

The provision for loan losses decreased by $24,000 for the three-month period ended September 30, 2003 as compared to the same period in 2002. The provision was the result of management's evaluation of the adequacy of the allowance for loan losses including consideration of recoveries of loans previously charged off, the perceived risk exposure among loan types, actual loss experience, delinquency rates, and current economic conditions. The Bank's allowance for loan losses as a percent of total loans at September 30, 2003 was 0.79%.

Non-interest income increased by $70,000 to $345,000 for the three-month period ended September 30, 2003 as compared to $275,000 for the same period in 2002. The decrease was largely attributable to an increase of $60,000 in service charges on deposits, an increase of $12,000 in other income offset by a $2,000 decrease in other customer fees.

Non-interest expense increased by $166,000 to $1.829 million for the three-month period ended September 30, 2003 as compared to $1.663 million for the same period in 2002.

Compensation and benefits increased by $71,000 to $953,000 for the three-month period ended September 30, 2003 as compared to $882,000 for the three-months ended September 30, 2002 primarily as the result of annual increases in salaries, wages and commissions and a $18,000 increase in the cost of funding the Banks retirement plan. In addition, the Banks staffing was increased due to growth and the opening of a branch office in Jacksboro, Tennessee in January 2003. At September 30, 2003, the Bank had 74 full time equivalent employees compared to 63 at September 30, 2002.

Occupancy expense increased by $10,000 to $95,000 for the three-month period ended September 30, 2003 as compared to $85,000 for the three-months ended September 30, 2002 primarily as the result increased expenses for repairs and maintenance and rent for the new Jacksboro branch office.

Equipment expense increased by $20,000 to $131,000 for the three-month period ended September 30, 2003 as compared to $111,000 for the three-months ended September 30, 2002 primarily due to increases in depreciation for new data processing equipment recently acquired.

Data processing expenses increased by $21,000 to $81,000 for the three-month period ended September 30, 2003 as compared to $60,000 for the three-months ended September 30, 2002 as the result of the addition of a new branch office and other specialized programming requests.

Legal and professional fees increased by $80,000 to $182,000 for the three-month period ended September 30, 2003 from $102,000 for the three-month period ended September 30, 2002 primarily due to an increase of $40,000 in legal expenses, an increase of $6,000 in accounting fees, an increase of $9,000 in fees for software support and an increase of $12,000 in other consulting fees.

State deposit and franchise taxes increased by $44,000 to $52,000 for the quarter ended September 30, 2003 compared to $8,000 for the quarter ended September 30, 2002. As a result of the Banks recent conversion from a thrift to a commercial bank and determining the differences in the method of taxation between banks and thrifts, deposit and franchise taxes were over accrued during the quarter ended September 30, 2002.

Other expenses decreased by $80,000 to $259,000 for the three-month period ended September 30, 2003 from $339,000 for the three-month period ended September 30, 2002, primarily due to a $93,000 decrease in expenses associated with the acquisition and sale of other real estate owned.

Income tax expense decreased by $39,000 to $215,000 for the three-month period ended September 30, 2003 compared to $254,000 for the three-months ended September 30, 2002 due a lower level of taxable income.

Results of Operations for the Nine-months Ended September 30, 2003 and 2002

Net income increased by $422,000 to $1.833 million for the nine-month period ended September 30, 2003 from $1.411 million for the nine-month period ended September 30, 2002. The primary reasons for the increase were a $823,000 increase in net interest income, a $37,000 decrease in the provision for loan losses and a $92,000 increase in other income offset by a $387,000 increase in other expense and a $143,000 increase in income tax expense.

Interest income decreased by $399,000 for the nine-month period ended September 30, 2003 as compared to the nine-month period ended September 30, 2002, primarily a result of lower yields on earning assets during the nine months ended September 30, 2003.

Interest on loans increased by $556,000 to $9.544 million for the nine-month period ended September 30, 2003 as compared to $8.988 million for the nine-month period ended September 30, 2002. This increase is mainly attributable to a higher average balance of loans during the nine months ended September 30, 2003 even though the weighted-average yield was lower than that of the quarter ended September 30, 2002.

Interest on investment securities, other dividend income and interest on deposits with financial institutions decreased by $955,000 to $2.081 million for the nine-month period ended September 30, 2003 from $3.036 million for the nine-month period ended September 30, 2002. This decrease is primarily the result of a lower average balance of investments during the nine months ended September 30, 2003. The weighted average yield on investments during the same period was also lower than that of the nine months ended September 30, 2002.

Interest expense on deposits decreased by $1.453 million to $3.396 million for the nine-month period ended September 30, 2003 from $4.849 million for the nine-month period ended September 30, 2002 as a result of a significant drop in rates paid on deposit accounts.

Interest expense on short-term and long-term debt increased by $232,000 to $959,000 for the nine-month period ended September 30, 2003 from $727,000 for the nine-month period ended September 30, 2002, primarily due to a higher level of long-term debt outstanding during the nine months ended September 30, 2003.

The provision for loan losses decreased by $37,000 for the nine-month period ended September 30, 2003 as compared to the same period in 2002. The provision was the result of management's evaluation of the adequacy of the allowance for loan losses including consideration of recoveries of loans previously charged off, the perceived risk exposure among loan types, actual loss experience, delinquency rates, and current economic conditions. The Bank's allowance for loan losses as a percent of total loans at September 30, 2003 was 0.79%.

Non-interest income increased by $92,000 to $984,000 for the nine-month period ended September 30, 2003 as compared to $892,000 for the same period in 2002. The increase was mainly attributable to an increase of $186,000 in service charges on deposits, an increase of $22,000 in other customer fees offset by a $118,000 decrease in other income. The decrease in other income was primarily due to a $84,000 decrease in gain on the sale of real estate and equipment.

Non-interest expense increased by $387,000 to $5.320 million for the nine-month period ended September 30, 2003 as compared to $4.933 million for the same period in 2002.

Compensation and benefits increased by $453,000 to $2.762 million for the nine-month period ended September 30, 2003 as compared to $2.309 million for the nine-months ended September 30, 2002 primarily as the result of annual increases in salaries, wages and commissions and a $48,000 increase in the cost of funding the Banks retirement plan. In addition, the Banks staffing was increased due to growth and the opening of a branch office in Jacksboro, Tennessee in January 2003. At September 30, 2003, the Bank had 74 full time equivalent employees compared to 63 at September 30, 2002.

Data processing expenses increased by $44,000 to $225,000 for the nine-month period ended September 30, 2003 as compared to $181,000 for the nine-months ended September 30, 2002 as the result of the addition of a new branch office and other specialized programming requests.

Legal and professional fees increased by $37,000 to $446,000 for the nine-month period ended September 30, 2003 from $409,000 for the nine-month period ended September 30, 2002 primarily due to an increase in legal expenses for the nine-months ended September 30, 2003.

State deposit and franchise taxes increased by $80,000 to $155,000 for the quarter ended September 30, 2003 compared to $75,000 for the quarter ended September 30, 2002. As a result of the Banks recent conversion from a thrift to a commercial bank and determining the differences in the method of taxation between banks and thrifts, deposit and franchise taxes were over accrued during the quarter ended September 30, 2002.

Other expenses decreased by $264,000 to $823,000 for the nine-month period ended September 30, 2003 from $1.087 million for the nine-month period ended September 30, 2002, primarily due to a $381,000 decrease in expenses associated with the acquisition and sale of other real estate owned, a $33,000 increase in printing supplies resulting from a systems conversion, a $54,000 increase in other services and fees and a $20,000 increase in telephone expense due to duplicate service used during the conversion to a new system.

Income tax expense increased by $143,000 to $787,000 for the nine-month period ended September 30, 2003 compared to $644,000 for the nine-months ended September 30, 2002 due a higher level of taxable income.

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

      None

Item 3. Defaults upon Senior Securities

      None

Item 4. Submission of Matters to a Vote of Security Holders

      No matters were submitted to a vote of Security Holders during the quarter ended September 30, 2003.

Item 5. Other Information

      None

Item 6. Exhibits and Reports on Form 8-K

      a.    Exhibits

            99.1  CEO Certification under Section 906 of the Sarbanes-Oxley Act

            99.2  CFO Certification under Section 906 of the Sarbanes-Oxley Act

      b.    Reports on Form 8-K

            On October 29, 2003, the Company filed a form 8-K announcing that earnings for the quarter ended September 30, 2003 were released on October 28, 2003.

            On October 29, 2003, the Company filed a form 8-K announcing its proposed plan to terminate registration of its common stock with the Securities and Exchange Commission, which was released on October 28, 2003

Item 7. Controls and Procedures

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

Dated November 7, 2003